Form 10QSB
period 2007-03-31
FSB Community Bankshares Inc
filed 2007-08-02
CIK 1389797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________________

Commission File No. 333-141380

FSB Community Bankshares, Inc.
(Exact name of registrant as specified in its charter)

United States	74-3164710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

45 South Main Street, Fairport, New York	14450
(Address of Principal Executive Offices)	Zip Code

(585) 223-9080
(Registrant’s telephone number)

N/A
(Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES  ☐ NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

As of July 31, 2007 there were 100 shares of the Registrant’s common stock, par value $0.10 per share, outstanding, all of which were held by FSB Community Bankshares, MHC, the Registrant’s mutual holding company.

FSB Community Bankshares, Inc.

FORM 10-QSB

Index

		Page

Part I. Financial Information

Item 1.	Consolidated Financial Statements (unaudited)

	Consolidated Balance Sheets as of March 31, 2007
	and December 31, 2006	1

	Consolidated Statements of Operations for the Three Months Ended
	March 31, 2007 and 2006	2

	Consolidated Statements of Stockholder’s Equity for the Three Months Ended
	March 31, 2007 and 2006	3

	Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2007 and 2006	4

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operations	9

Item 3.	Controls and Procedures	18

Part II. Other Information

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	19

Item 6.	Exhibits	19

	Signature Page	20

Part I. Financial Information

Item 1. Consolidated Financial Statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Balance Sheets
March 31, 2007 and December 31, 2006 (unaudited)
(Dollars in thousands, except per share data)

Assets	March 31, 2007	December 31, 2006

Cash and due from banks	$1,273	$1,202
Interest-earning demand deposits	2, 217	980
Cash and Cash Equivalents	3,490	2,182

Securities available for sale	529	604
Securities held to maturity (fair value 2007- $22,310, 2006- $23,873)	22,504	24,191
Investment in FHLB stock	1,203	1,490
Loans receivable, net of allowance for loan losses of $322	119,564	121,137
Accrued interest receivable	729	873
Premises and equipment, net	2,710	2,146
Other assets	406	200
Total Assets	$151,135	$152,823

Liabilities

Deposits:
Non-interest bearing	$3,227	$3,402
Interest bearing	110,992	105,178
Total Deposits	114,219	108,580

Short term borrowings	-	4,200
Long term borrowings	21,642	23,824
Advances from borrowers for taxes and insurance	1,305	1,828
Other Liabilities	284	521
Total Liabilities	137,450	138,953

Stockholder’s Equity

Preferred Stock- No par- 1,000,000 shares authorized;	-	-
No shares issued and outstanding
Common Stock- $0.10 par value - 10,000,000 shares authorized;	-	-
100 shares issued and outstanding
Additional paid in capital	10	10
Retained earnings	13,370	13,505
Accumulated other comprehensive income	305	355
Total Stockholder’s Equity	13,685	13,870

Total Liabilities and Stockholder’s Equity	$151,135	$152,823

See accompanying notes to consolidated financial statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Operations
Three Months Ended March 31, 2007 and 2006 (unaudited)
(Dollars in thousands)

	2007	2006

Interest and Dividend Income
Loans	$1,794	$1,595
Securities	235	218
Mortgage-backed securities	59	81
Other	6	27
Total Interest and Dividend Income	2,094	1,921

Interest expense
Deposits	962	742
Borrowings:
Short term	30	7
Long term	261	213
Total Interest Expense	1,253	962

Net Interest Income	841	959

Other Income
Service fees	24	16
Fee income	22	24
Other	35	28
Total Other Income	81	68

Other Expenses
Salaries and employee benefits	625	532
Occupancy expense	107	67
Data processing costs	24	19
Advertising	102	34
Equipment expense	93	78
Electronic banking	7	21
Directors fees	29	26
Mortgage fees and taxes	24	31
Other expense	121	114
Total Other Expenses	1,132	922

Income (Loss) Before Income Taxes	(210)	105

Provision (Benefit) for Income Taxes	(75)	38

Net Income (Loss)	$(135)	$67

See accompanying notes to consolidated financial statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Stockholder’s Equity
Three Months Ended March 31, 2007 and 2006 (unaudited)
(Dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance - January 1, 2006	$-	$-	$10	$13,272	$336	$13,618

Comprehensive income
Net income				67		67
Change in net unrealized gain
on securities available for sale,
net of taxes	-	-	-	-	(16)	(16)
Total Comprehensive Income						51

Balance - March 31, 2006	$-	$-	$10	$13,339	$320	$13,669

Balance - January 1, 2007	$-	$-	$10	$13,505	$355	$13,870

Comprehensive loss
Net loss				(135)		(135)
Change in net unrealized gain
on securities available for sale,
net of taxes	-	-	-	-	(50)	(50)
Total Comprehensive Loss						(185)

Balance - March 31, 2007	$-	$-	$10	$13,370	$305	$13,685

See accompanying notes to consolidated financial statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Cash Flows
Three Months Ended March 31, 2007 and 2006 (unaudited)
(Dollars in thousands)

	2007	2006
Cash Flows From Operating Activities
Net income (loss)	$(135)	$67
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Amortization of premium on investments	9	13
Accretion of discount on investments	(1)	(1)
Amortization of net deferred loan origination costs	(1)	(41)
Depreciation and amortization	76	57
Deferred income tax benefit	(23)	(24)
Decrease in accrued interest receivable	144	42
Increase in other assets	(52)	(276)
Increase (decrease) in other liabilities	(192)	114
Net Cash Used By Operating Activities	(175)	(49)

Cash Flows From Investing Activities
Purchase of securities held to maturity	(2,000)	-
Proceeds from maturities and calls of securities
held to maturity	3,679	489
Net (increase) decrease in loans	1,312	(2,847)
Proceeds from sales of loans	262	-
Sale of Federal Home Loan Bank stock	287	49
Purchase of premises and equipment	(791)	(39)
Proceeds from sale of foreclosed real estate	-	225
Net Cash Provided (Used) By Investing Activities	2,749	(2,123)

Cash Flows From Financing Activities
Net increase in deposits	5,639	2,165
Net decrease in short term borrowings	(4,200)	-
Repayments on long-term borrowings	(2,182)	(1,103)
Net decrease in advances from borrowers
for taxes and insurance	(523)	(388)
Net Cash Provided (Used) By Financing Activities	(1,266)	674

Net Increase (Decrease) in Cash	1,308	(1,498)
and Cash Equivalents

Cash and Cash Equivalents- Beginning	2,182	4,669

Cash and Cash Equivalents- End	$3,490	$3,171

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Cash Flows, Cont’d

	2007	2006
Supplementary Cash Flows Information

Interest paid	$1,259	$962

Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements

Notes to Financial Statements

Note 1-Basis of Presentation

The accompanying unaudited consolidated financial statements of FSB Community Bankshares, Inc., and its wholly owned subsidiary (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

The unaudited consolidated financial statements and “Management’s Discussion and Analysis or Plan of Operations” should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2006 and 2005, included in the Prospectus filed under Rule 424(b)(3) with the Securities and Exchange Commission (“SEC”) on May 23, 2007.

Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The consolidated financial statements at March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006 include the accounts of the Company, Fairport Savings Bank (the “Bank”) and the Bank’s wholly-owned subsidiary, Oakleaf Services Corporation (“Oakleaf”). All inter-company balances and transactions have been eliminated in consolidation. Certain amounts from prior periods have been reclassified, when necessary, to conform to current period presentation.

Note 2-Stock Issuance Plan

The Company is conducting a stock offering of 47% of the aggregate total voting stock of the Company pursuant to the laws of the United States of America and the rules and regulations of the Office of Thrift Supervision (“OTS”). The stock is being offered to eligible account holders, the Bank’s employee stock ownership plan (“ESOP”), and to the public. After the offering, 53% of the Company’s outstanding common stock will be owned by FSB Community Bankshares, MHC. The completion of the stock offering remains subject to final regulatory approval.

The costs associated with the Stock Offering have been deferred and will be deducted from the proceeds from the sale of stock. If the Stock Offering is not consummated, all related expenses will be deducted from current income. Costs incurred through March 31, 2007 were $151,000.

Note 3-Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The adoption of FIN 48 did not have a significant effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”(“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are evaluating the impact, if any, of the adoption of SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective as of January 1, 2008. We are evaluating the impact, if any, of the adoption of SFAS 159 on our consolidated financial statements.

Note 4-Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the stockholder’s equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects for the three months ended March 31, 2007 and 2006 are as follows:

	2007	2006
	(In Thousands)

Unrealized holding loss on available for sale securities	$(76)	$(24)
Less reclassification adjustment for realized gains included
in net income	-	-

Net unrealized loss	(76)	(24)

Tax effect	(26)	(8)

Net of tax amount	$(50)	$(16)

Note 5-Earnings (Loss) Per Share

Since the Offering described in Note 2 is still in process as of March 31, 2007, the Company has not presented earnings (loss) per share data since such information would not be meaningful.

Item 2. Management’s Discussion or Plan of Operations

General

Throughout the Management’s Discussion and Analysis (“MD&A”) the term, “the Company”, refers to the consolidated entity of FSB Community Bankshares, Inc., Fairport Savings Bank, and Oakleaf Services Corporation, a wholly owned subsidiary of Fairport Savings Bank. At March 31, 2007, FSB Community Bankshares, MHC the Company’s mutual holding company parent, held 100% of the Company’s common stock, engages in no significant activities and is not included in the MD&A.

Forward Looking Statements

This Quarterly Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions including real estate values in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market areas and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically declines any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements (“the Consolidated Financial Statements”) included in the Company’s Prospectus filed pursuant to Rule 424(b) on May 23, 2007. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. We have identified the accounting of our allowance for loan losses as our critical accounting policy.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. The amount of the allowance is based on significant estimates, and the ultimate losses may vary from such estimates as more information becomes available or conditions change. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions used and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

As a substantial percentage of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly affect the valuation of a property securing a loan and the related allowance determined. Management carefully reviews the assumptions supporting such appraisals to determine that the resulting values reasonably reflect amounts realizable on the related loans.

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on changes in economic and real estate market conditions.

The evaluation has a specific and general component. The specific component relates to loans that are delinquent or otherwise identified as a problem loan through the application of our loan review process and our loan grading system. All such loans are evaluated individually, with principal consideration given to the value of the collateral securing the loan. Specific allowances are established as required by this analysis. The general component is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general component of the allowance for loan losses.

Actual loan losses may be significantly more than the allowance we have established which could have a material negative effect on our financial results.

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Total Assets. Total assets decreased by $1.7 million, or 1.1%, to $151.1 million at March 31, 2007 from $152.8 million at December 31, 2006. The decrease in total assets reflects decreases in the investment securities and loan portfolios as we used proceeds from maturing investment securities to pay down Federal Home Loan Bank borrowings and loan origination activity slowed. The decreases in the loan and investment portfolios were partially offset by a $1.3 million increase in cash and cash equivalents as we increased liquidity to mitigate interest rate risk and take advantage of attractive short-term yields.

Loans receivable decreased by $1.5 million, or 1.2%, to $119.6 million at March 31, 2007 from $121.1 million at December 31, 2006. The decrease in loans receivable was the result of loan repayments exceeding loan originations, sales of three 30-year fixed-rate mortgage loans totaling $262,000, and, to a lesser extent, principal payments on our consumer loans, primarily home equity lines of credit.

Investment securities decreased by $1.8 million, or 7.3%, to $23.0 million at March 31, 2007 from $24.8 million at December 31, 2006. The decrease was primarily attributable to the maturity of $3.3 million of United States Government agency securities, $436,000 of principal payments received from mortgage-backed securities, and a $75,000 decrease in the fair value of securities classified as available for sale, partially offset by $2.0 million in purchases of United States Government agency securities.

Deposits and Borrowings. Deposits increased by $5.6 million, or 5.2%, to $114.2 million at March 31, 2007 from $108.6 million at December 31, 2006. Certificates of deposit, including IRAs, increased by $4.6 million, and transaction accounts, including checking, money market and savings accounts, increased by $976,000. All of the net deposit growth was attributable to our newly opened Irondequoit branch.

Borrowings decreased by $6.4 million, or 22.9%, to $21.6 million at March 31, 2007 from $28.0 million on December 31, 2006. We decreased our short-term Federal Home Loan Bank borrowings by $4.2 million and our long-term Federal Home Loan Bank borrowings by $2.2 million. These funding sources were replaced by deposits obtained following the opening of our Irondequoit branch. During the first quarter, we received approximately $5.9 million in nine-month certificates of deposit primarily due to our 5.5% rate promotion.

Stockholder’s Equity. Total stockholder’s equity decreased by $185,000, or 1.3%, to $13.7 million at March 31, 2007 from $13.9 million at December 31, 2006. The decrease resulted from a net loss of $135,000 for the three months ended March 31, 2007, and a $50,000 decrease in accumulated other comprehensive income.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	March 31, 2007	December 31, 2006
	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
One- to four-family residential	$46	$143
Home equity lines of credit	-	28
Multi-family residential	-	-
Construction	-	-
Commercial	-	-
Other loans	-	-
Total	46	171

Accruing loans 90 days or more past due:	-	-

Total non-performing loans	46	171

Foreclosed real estate	-	-
Other non-performing assets	-	-

Total non-performing assets	$46	$171

Ratios:
Total non-performing loans to total loans	0.04%	0.14%
Total non-performing loans to total assets	0.03%	0.11%
Total non-performing assets to total assets	0.03%	0.11%

At March 31, 2007, there were no other loans or other assets that are not disclosed in the table or disclosed as classified or special mention, where known information about possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans in the future.

Average balances and yields. The following table sets forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

	For the Quarter Ended March 31,
	2007			2006
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$120,473	$1,794	5.96%	$109,657	1,595	5.82%
Securities	19,416	235	4.84	19,540	218	4.46
Mortgage-backed securities	5,773	59	4.09	7,640	81	4.24
Other	454	6	5.29	2,424	27	4.46
Total interest-earning assets	146,116	2,094	5.73	139,261	1921	5.52
Noninterest-earning assets	4,694			3,375
Total assets	$150,810			$142,636

Interest-bearing liabilities:
NOW accounts	$4,885	7	0.57	$3,250	4	0.49
Passbook savings	12,190	31	1.02	12,243	15	0.49
Money market savings Individual retirement accounts	10,207	71	2.78	10,457	50	1.91
14,999	157	4.19	14,848	134	3.61
Certificates of deposit	65,462	696	4.25	61,765	539	3.49
Federal Home Loan Bank advances	24,193	291	4.81	20,606	220	4.27
Total interest-bearing liabilities	131,936	1,253	3.80%	123,169	962	3.12%
Noninterest-bearing liabilities:
Demand deposits	3,246			4,134
Other	1,844			1,764
Total liabilities	137,026			129,067
Stockholder’s equity	13,784			13,660
Total liabilities and stockholder’s equity	$150,810			$142,727

Net interest income		$841			$959
Interest rate spread (1)			1.93%			2.40%
Net interest-earning assets (2)	$14,180			$16,092
Net interest margin (3)		2.30%			2.76%
Average interest-earning assets to average interest-bearing liabilities	111%			113%

_____________________

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and March 31, 2006

General. We had a net loss of $135,000 for the three months ended March 31, 2007 compared to net income of $67,000 the three months ended March 31, 2006. The decrease was primarily attributable to a decrease in net interest income as a result of the decrease in our net interest margin in the current inverted yield curve environment (short-term interest rates on United States Treasury obligations exceeding long-term rates), and an increase in our non-interest expense resulting primarily from the additional cost of salaries and benefits, occupancy and depreciation, and other operating expenses incurred in connection with the recent opening and operation of our Irondequoit branch.

Interest and Dividend Income. Interest and dividend income increased by $173,000, or 9.1% to $2.1 million for the three months ended March 31, 2007 from $1.9 million for the three months ended March 31, 2006. The increase in interest and dividend income resulted primarily from a $199,000, or 12.4%, increase in interest income from loans, offset partially by a $26,000, or 8.0%, decrease in interest income from investments. Average interest-earning assets increased by $6.8 million, or 4.9%, to $146.1 million for the three months ended March 31, 2007 from $139.3 million for the three months ended March 31, 2006. The yield on interest earning assets increased by 21 basis points to 5.73% for the three months ended March 31, 2007 compared to 5.52% for the three months ended March 31, 2006, reflecting modest increases in long-term rates.

Interest Expense. Interest expense increased $291,000, or 30.2%, to $1.3 million for the three months ended March 31, 2007 from $962,000 for the three months ended March 31, 2006. The increase in interest expense resulted from an increase in both the average balance and average cost of interest-bearing liabilities. The average balance of interest-bearing liabilities increased $8.7 million, or 7.1%, to $131.9 million for the three months ended March 31, 2007 compared to $123.2 million for the three months ended March 31, 2006. The average cost of interest-bearing liabilities increased by 68 basis points to 3.80% for the three months ended March 31, 2007 from 3.12% for the three months ended March 31, 2006. The average cost of deposit accounts increased by 68 basis points to 3.57% for the three months ended March 31, 2007 compared to 2.89% for the three months ended March 31, 2006. In addition, the average cost of Federal Home Loan Bank advances increased by 54 basis points to 4.81% for the three months ended March 31, 2007 compared to 4.27% for the three months ended March 31, 2006. The increase in interest expense reflects a shift in funding from lower cost deposits and borrowings into higher cost certificates of deposit and borrowings as short-term interest rates have increased significantly over the last 12 months.

Based upon current market rates, we expect our cost of funds to increase further in the second quarter of 2007 which will create additional pressure on our interest rate spread and our ability to be profitable from our operations. We have $13.9 million of certificates of deposit that will mature during the second quarter of 2007 with a weighted average cost of 4.14%. Based on current market rates, if these funds remain with Fairport Savings Bank with similar maturities, the rates we pay on these deposits would increase.

Net Interest Income. Net interest income decreased $118,000, or 12.3%, to $841,000 for the three months ended March 31, 2007 from $959,000 for the three months ended March 31, 2006. The decrease in net interest income was due primarily to a 68 basis point increase in the average cost of our interest-bearing liabilities, while the average yield on our interest-earning assets increased by only 21 basis points, as the inverted yield curve continued to decrease our net interest rate spread and net interest margin. Our net interest margin decreased 46 basis points to 2.30% for the three months ended March 31, 2007 from 2.76% for the three months ended March 31, 2006.

Provision for Loan Losses. Based on management’s evaluation of the factors that determine the level of the allowance for loan losses, we recorded no provision for loan losses for the three month periods ended March 31, 2007 and March 31, 2006. The allowance for loan losses as of March 31, 2007 was $322,000, or 0.27% of total loans, compared to $331,000, or 0.30% of total loans as of March 31, 2006. We had non-accrual loans totaling $46,000, or 0.04% of total loans receivable as of March 31, 2007 compared to $40,000, or 0.04% of loans in non-accrual status as of March 31, 2006.

Non-interest Income. Non-interest income increased $13,000, or 19.1%, to $81,000 for the three months ended March 31, 2007 compared to $68,000 for the three months ended March 31, 2006. The increase in non-interest income was primarily the result of an $8,000 increase in insufficient fund fees on checking accounts and $5,000 in network and point of sale interchange fees on customer debit cards.

Non-interest Expense. Non-interest expense increased $210,000, or 22.8%, to $1.1 million for the three months ended March 31, 2007 compared to $922,000 for the three months ended March 31, 2006. The increase was the result of an additional $93,000 in salaries and benefits expense primarily due to annual cost of living raises effective January 1 of each year and staffing of the Irondequoit branch which opened on January 4, 2007, an increase of $40,000 in new occupancy expenses (primarily lease and depreciation of the Irondequoit branch), an increase of $68,000 in advertising and marketing expenses and direct mailing expense, and an increase of $9,000 in miscellaneous other expenses, all of which relate to the Irondequoit branch.

Income Tax Expense/Benefit. We had a pre-tax loss of $210,000 for the three months ended March 31, 2007 versus a pre-tax profit of $105,000 for the three months ended March 31, 2006, which resulted in a $75,000 tax benefit for the three months ended March 31, 2007, versus a $38,000 tax expense for the three months ended March 31, 2006, a change of $113,000. The effective tax rate was (35.7%) for the three months ended March 31, 2007 compared to 36.2% for the three months ended March 31, 2006.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of New York, maturities and principal repayments of securities, and recently, but to a lesser extent, loan sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our asset/liability management committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 4.0% or greater. For the quarter ended March 31, 2007, our liquidity ratio averaged 4.61%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2007. We anticipate that we will maintain higher liquidity levels following the completion of the stock offering.

We regularly adjust our investments in liquid assets based upon our assessment of:

(i)	expected loan demand;

(ii)	expected deposit flows;

(iii)	yields available on interest-earning deposits and securities; and

(iv)	the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits, short- and intermediate-term securities and federal funds sold.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2007, cash and cash equivalents totaled $3.5 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2007, we had $1.9 million in loan commitments outstanding. In addition to commitments to originate loans, we had $8.0 million in unused lines of credit to borrowers. Certificates of deposit, including individual retirement accounts comprised solely of certificates of deposits, due within one year of March 31, 2007 totaled $54.0 million, or 65.3% of our certificates of deposit and 47.3% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including certificates of deposit, and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2007. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the quarter ended March 31, 2007, we originated $2.5 million of loans, and during the quarter ended March 31, 2006, we originated $5.9 million of loans. We purchased $2.0 million of securities held-to-maturity during the quarter ended March 31, 2007 year as compared to no purchases of securities-held-to-maturity during the quarter ended March 31, 2006.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $5.6 million for the quarter ended March 31, 2007 compared to a net increase of $2.2 million for the quarter ended March 31, 2006. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provides an additional source of funds. Federal Home Loan Bank advances decreased by $6.4 million to $21.6 million for the quarter ended March 31, 2007, compared to a net decrease of $1.1 million during the quarter ended March 31, 2006. Federal Home Loan Bank advances have primarily been used to fund loan demand. At March 31, 2007, we had the ability to borrow approximately $91.7 million from the Federal Home Loan Bank of New York, of which $21.6 million had been advanced.

Fairport Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2007, Fairport Savings Bank exceeded all regulatory capital requirements. The Bank’s leverage (Tier 1) capital at March 31, 2007 was $13.4 million, or 8.87% of adjusted assets. In ordered to be classified as “well capitalized” under regulatory guidelines, the Bank is required to have Tier 1 capital of $7.5 million, or 5.00% of adjusted assets. To be classified as a well capitalized bank under regulatory guidelines, the Bank must have a total risk-based capital ratio of 10.0%. The Bank’s total risk-based capital ratio at March 31, 2007 was $19.33%.

The net proceeds from the stock offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity will be adversely affected following the stock offering.

Off-Balance Sheet Arrangements

In the ordinary course of business, Fairport Savings Bank is a party to credit-related financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit. We follow the same credit policies in making commitments as we do for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by us, is based on our credit evaluation of the customer.

At March 31, 2007 and 2006, we had $1.9 million and $3.2 million, respectively, of commitments to grant loans, and $8.0 million and $6.9 million, respectively, of unfunded commitments under lines of credit.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes made in the Company’s internal control over financial reporting or in other factors that could significantly affect the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)
The Company commenced its initial stock offering on or about May 22, 2007, and the offering is scheduled to be completed on or before August 13, 2007. Subscriptions received in the offering have been earning interest at Fairport Savings Bank’s passbook savings rate. There have been no material changes in the Company’s projected use of the offering proceeds as from what was disclosed in the section entitled “How We Intend to Use the Proceeds From the Stock Offering” of the Company’s Prospectus filed pursuant to Rule 424(b)(3) with the SEC on May 23, 2007, as amended.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

During the period covered by this report, the Company did not submit any matters to the vote of security holders.

Item 5. Other Information

Not applicable

Item 6. Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Charter of FSB Community Bankshares, Inc.*

3.2	Bylaws of FSB Community Bankshares, Inc.*

4	Form of Common Stock Certificate of FSB Community Bankshares, Inc.*

10.1	Employment Agreement between FSB Community Bankshares, Inc. and Dana C. Gavenda*

10.2	Supplemental Executive Retirement Plan*

10.3	Form of Employee Stock Ownership Plan*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________________________
*	Filed as exhibits to the Company’s Registration Statement on Form SB-2, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-141380).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSB COMMUNITY BANKSHARES, INC.

Date:	August 1, 2007	/s/ Dana C. Gavenda
Dana C. Gavenda
President and Chief Executive Officer

Date:	August 1, 2007	/s/ Kevin D. Maroney
Kevin D. Maroney
Senior Vice President and Chief Financial Officer