Form 10QSB
period 2007-06-30
FSB Community Bankshares Inc
filed 2007-08-14
CIK 1389797

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2007
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________ to  ___________________

                          Commission File No. 001-52751

                         FSB Community Bankshares, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                 United States                           74-3164710
        -------------------------------             ---------------------
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)            Identification Number)

   45 South Main Street, Fairport, New York                14450
   -----------------------------------------               -----
   (Address of Principal Executive Offices)               Zip Code

                                 (585) 223-9080
                                 --------------
                         (Registrant's telephone number)



                                       N/A
             ------------------------------------------------------
          (Former name or former address, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such requirements for the past 90 days. YES     NO  X
                                                               ---     ---.

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). YES     NO X
                                               ---    ---

     As of August 13, 2007 there were 1,785,000 shares of the Registrant's common stock, par value $0.10 per share, outstanding, 945,050, or 53.0%, of which were held by FSB Community Bankshares, MHC, the Registrant's mutual holding company.

                         FSB Community Bankshares, Inc.
                                   FORM 10-QSB

                                      Index
                                      -----

                                                                                                     Page
                                                                                                     ____
                          Part I. Financial Information


Item 1.           Consolidated Financial Statements (unaudited)
                  Consolidated Balance Sheets as of June 30, 2007
                  and December 31, 2006                                                              1

                  Consolidated Statements of Operations for the Three Months Ended
                  June 30, 2007 and 2006                                                             2

                  Consolidated Statements of Operations for the Six Months Ended
                  June 30, 2007 and 2006                                                             3

                  Consolidated Statements of Stockholder's Equity for the Six Months Ended
                  June 30, 2007 and 2006                                                             4

                  Consolidated Statements of Cash Flows for the Six Months Ended
                  June 30, 2007 and 2006                                                             5

                  Notes to Consolidated Financial Statements                                         7

Item 2.           Management's Discussion and Analysis or Plan of Operation                         10

Item 3.           Controls and Procedures                                                           22

                           Part II. Other Information

Item 1.           Legal Proceedings                                                                 22

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                       22

Item 3.           Defaults upon Senior Securities                                                   22

Item 4.           Submission of Matters to a Vote of Security Holders                               23

Item 5.           Other Information                                                                 23

Item 6.           Exhibits                                                                          23

                  Signature Page                                                                    24


                          Part I. Financial Information

Item 1.  Consolidated Financial Statements

                         FSB COMMUNITY BANKSHARES, INC.

                           Consolidated Balance Sheets
                 June 30, 2007 and December 31, 2006 (unaudited)
                  (Dollars in thousands, except per share data)

                                                                         June 30,               December 31,
                                            Assets                         2007                     2006
                                                                       -------------          ----------------
Cash and due from banks                                                  $   1,251               $   1,202
Interest-earning demand deposits                                             8,495                     980
                                                                       -------------          ----------------
     Cash and Cash Equivalents                                               9,746                   2,182
Securities available for sale                                                  537                     604
Securities held to maturity (fair value 2007- $24,904,
   2006- $25,502)                                                           25,213                  24,191
Investment in FHLB stock                                                     1,151                   1,490
Loans receivable, net of allowance for loan losses of $322                 120,475                 121,137
Accrued interest receivable                                                    808                     873
Premises and equipment, net                                                  2,641                   2,146
Other assets                                                                   748                     200
                                                                       -------------          ----------------
                        Total Assets                                     $ 161,319               $ 152,823
                                                                       =============          ================
                             Liabilities
Deposits:
     Non-interest bearing                                                $   3,291               $   3,402
     Interest bearing                                                      121,873                 105,178
                                                                       -------------          ----------------
                Total Deposits                                             125,164                 108,580

Short term borrowings                                                          -                     4,200
Long term borrowings                                                        19,957                  23,824
Advances from borrowers for taxes and insurance                              2,314                   1,828
Other liabilities                                                              305                     521
                                                                       -------------          ----------------
                        Total Liabilities                                  147,740                 138,953
                                                                       -------------          ----------------
                             Stockholder's Equity

Preferred Stock- no par- 1,000,000 shares authorized;                          -                      -
  No shares issued and outstanding
Common Stock- $0.10 par value- 10,000,000 shares authorized;                   -                      -
  100 shares issued and outstanding
Additional paid in capital                                                      10                      10
Retained earnings                                                           13,258                  13,505
Accumulated other comprehensive income                                         311                     355
                                                                       -------------          ----------------
                        Total Stockholder's Equity                          13,579                  13,870
                                                                       -------------          ----------------
                        Total Liabilities and Stockholder's Equity       $ 161,319               $ 152,823
                                                                       =============          ================

See accompanying notes to consolidated financial statements

                                       1

                         FSB COMMUNITY BANKSHARES, INC.

                      Consolidated Statements of Operations
              Three Months Ended June 30, 2007 and 2006 (unaudited)
                             (Dollars in thousands)


                                                                        2007                     2006
                                                                -------------------       -------------------
Interest and Dividend Income
    Loans                                                       $          1,782          $        1,656
    Securities-taxable                                                       242                     234
    Mortgage-backed securities                                                64                      75
    Other                                                                     41                      18
                                                                -------------------       -------------------
                 Total Interest and Dividend Income                        2,129                   1,983
                                                                -------------------       -------------------

Interest Expense
    Deposits                                                               1,064                     845
    Borrowings:
        Short term                                                             -                       2
        Long term                                                            255                     214
                                                                -------------------       -------------------
                 Total Interest Expense                                    1,319                   1,061
                                                                -------------------       -------------------


              Net Interest Income                                            810                     922
                                                                -------------------       -------------------

Other Income
    Service fees                                                              25                      22
    Fee income                                                                20                      53
    Other                                                                     33                      30
                                                                -------------------       -------------------
                 Total Other Income                                           78                     105
                                                                -------------------       -------------------

Other Expense
     Salaries and employee benefits                                          549                     482
     Occupancy expense                                                       109                      67
     Data processing costs                                                    29                      18
     Advertising                                                              60                      47
     Equipment expense                                                        84                      72
     Electronic banking                                                       14                      19
     Directors fees                                                           24                      22
     Mortgage fees and taxes                                                  47                      57
     Other expense                                                           147                      92
                                                                -------------------       -------------------
                 Total Other Expense                                       1,063                     876
                                                                -------------------       -------------------

              Income (Loss) Before Income Taxes                             (175)                    151

              Provision (Benefit) for Income Taxes                           (63)                     54
                                                                -------------------       -------------------

              Net Income (Loss)                                 $           (112)         $           97
                                                                ===================       ===================


See accompanying notes to consolidated financial statements

                                       2

                         FSB COMMUNITY BANKSHARES, INC.

                      Consolidated Statements of Operations
               Six Months Ended June 30, 2007 and 2006 (unaudited)
                             (Dollars in thousands)


                                                                        2007                     2006

Interest and Dividend Income                                    -------------------       -------------------

     Loans                                                      $          3,575          $        3,251
     Securities-taxable                                                      477                     452
     Mortgage-backed securities                                              123                     156
     Other                                                                    47                      46
                                                                -------------------       -------------------
                 Total Interest and Dividend Income                        4,222                   3,905
                                                                -------------------       -------------------

Interest Expense
     Deposits                                                              2,027                   1,587
     Borrowings:
        Short term                                                            29                      10
        Long term                                                            516                     427
                                                                -------------------       -------------------
                 Total Interest Expense                                    2,572                   2,024
                                                                -------------------       -------------------


              Net Interest Income                                          1,650                   1,881
                                                                -------------------       -------------------

Other Income
     Service fees                                                             49                      37
     Fee income                                                               42                      77
     Other                                                                    68                      59
                                                                -------------------       -------------------
                 Total Other Income                                          159                     173
                                                                -------------------       -------------------

Other Expense
     Salaries and employee benefits                                        1,173                   1,015
     Occupancy expense                                                       216                     134
     Data processing costs                                                    53                      37
     Advertising                                                             162                      81
     Equipment expense                                                       178                     149
     Electronic banking                                                       21                      40
     Directors fees                                                           53                      48
     Mortgage fees and taxes                                                  71                      88
     Other expense                                                           267                     206
                                                                -------------------       -------------------
                 Total Other Expense                                       2,194                   1,798
                                                                -------------------       -------------------

              Income (Loss) Before Income Taxes                             (385)                    256

              Provision (Benefit) for Income Taxes                          (138)                     92
                                                                -------------------       -------------------
           Net Income (Loss)                                    $           (247)         $          164
                                                                ===================       ===================

See accompanying notes to consolidated financial statements

                                       3

                         FSB COMMUNITY BANKSHARES, INC.

                 Consolidated Statements of Stockholder's Equity
               Six Months Ended June 30, 2007 and 2006 (unaudited)
                             (Dollars in thousands)


                                                                                                  Accumulated
                                                                   Additional                       Other
                                         Preferred     Common        Paid in       Retained      Comprehensive
                                           Stock        Stock        Capital       Earnings         Income           Total
                                        -----------  -----------  -------------  --------------  ---------------   ----------
Balance - January 1, 2006               $         -  $        -   $          10  $       13,272  $           336   $   13,618

Comprehensive income
   Net income                                                                               164                           164
   Change in net unrealized gain
      on securities available for
      sale, net of taxes                          -           -               -               -              (47)         (47)
                                        -----------  -----------  -------------  --------------  ---------------   ----------
Total Comprehensive Income                                                                                                117
                                                                                                                   ----------

Balance - June 30, 2006                 $         -  $         -  $          10  $       13,436  $            289  $   13,735
                                        ===========  ===========  =============  ==============  ================  ==========

Balance - January 1, 2007               $         -  $         -  $          10  $       13,505  $            355  $   13,870

Comprehensive loss
    Net loss                                                                               (247)                         (247)
    Change in net unrealized gain
       on securities available for
       sale, net of taxes                         -            -              -               -               (44)        (44)
                                        -----------  -----------  -------------  --------------  ----------------  ----------
Total Comprehensive Loss                                                                                                 (291)
                                                                                                                   ----------

Balance - June 30, 2007                $          -  $         -  $          10  $       13,258  $           311   $   13,579
                                       ============  ===========  =============  ==============  ===============   ==========


See accompanying notes to consolidated financial statements

                                       4

                         FSB COMMUNITY BANKSHARES, INC.

                      Consolidated Statements of Cash Flows
               Six Months Ended June 30, 2007 and 2006 (unaudited)
                             (Dollars in thousands)


                                                                                       2007               2006
                                                                                ----------------     --------------
Cash Flows From Operating Activities
   Net income (loss)                                                            $           (247)    $          164
   Adjustments to reconcile net income (loss) to net cash provided from operating activities:
         Amortization of premium on investments                                               17                 24
         Accretion of discount on investments                                                 (2)                (1)
         Amortization of net deferred loan origination costs                                 (13)              (111)
         Loans originated for sale                                                          (411)                 -
         Proceeds from sales of loans                                                        411                  -
         Depreciation and amortization                                                       151                111
         Deferred income tax benefit                                                         (23)               (42)
         (Increase) decrease in accrued interest receivable                                   65                (61)
         Increase in other assets                                                           (543)               (48)
         Increase (decrease) in other liabilities                                           (175)               (32)
                                                                                ----------------     --------------
                        Net Cash Used By Operating Activities                               (770)                 4
                                                                                ----------------     --------------

Cash Flows From Investing Activities
   Purchase of securities held to maturity                                                (5,000)            (1,500)
   Proceeds from maturities and calls of securities
      held to maturity                                                                     3,963                956
   Net (increase) decrease in loans                                                          675             (7,945)
   Net (increase) decrease of Federal Home Loan Bank stock                                   339                (32)
   Purchase of premises and equipment                                                       (646)              (140)
   Proceeds from sale of foreclosed real estate                                                -                225
                                                                                ----------------     --------------
                        Net Cash Used By Investing Activities                               (669)            (8,436)
                                                                                ----------------     --------------

Cash Flows From Financing Activities
   Net increase in deposits                                                               16,584              6,204
   Net decrease in short term borrowings                                                  (4,200)                 -
   Proceeds from long-term borrowings                                                          -              2,000
   Repayments on long-term borrowings                                                     (3,867)            (1,558)
   Net increase in advances from borrowers
     for taxes and insurance                                                                 486                628
                                                                                ----------------     --------------
                        Net Cash Provided By Financing Activities                          9,003              7,274
                                                                                ----------------     --------------
                        Net Increase (Decrease) in Cash                                    7,564             (1,158)
                                and Cash Equivalents

Cash and Cash Equivalents- Beginning                                                       2,182              4,669
                                                                                ----------------     --------------
Cash and Cash Equivalents- End                                                  $          9,746     $        3,511
                                                                                ================     ==============




                         FSB COMMUNITY BANKSHARES, INC.

                  Consolidated Statements of Cash Flows, Cont'd


                                                                   2007               2006
                                                            ------------------   -----------------

Supplementary Cash Flows Information

        Interest paid                                       $            2,576   $           2,019
                                                            ==================   =================

        Income taxes paid                                   $                1  $               46
                                                              ================     ===============

See accompanying notes to consolidated financial statements


Notes to Financial Statements

Note 1-Basis of Presentation

The accompanying unaudited consolidated financial statements of FSB Community Bankshares, Inc., and its wholly owned subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

The unaudited consolidated financial statements and "Management's Discussion and Analysis or Plan of Operation" should be read in conjunction with the Company's audited financial statements for the years ended December 31, 2006 and 2005, included in the Prospectus filed under Rule 424(b)(3) with the Securities and Exchange Commission ("SEC") on May 23, 2007, as subsequently amended.

Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The consolidated financial statements at June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006 include the accounts of the Company, Fairport Savings Bank (the "Bank") and the Bank's wholly-owned subsidiary, Oakleaf Services Corporation ("Oakleaf"). All inter-company balances and transactions have been eliminated in consolidation. Certain amounts from prior periods have been reclassified, when necessary, to conform to current period presentation.

Note 2-Stock Issuance Plan

On August 10, 2007 the Company completed its stock offering of 47% of the aggregate total voting stock of the Company pursuant to the laws of the United States of America and the rules and regulations of the Office of Thrift Supervision ("OTS") issuing 1,785,000 shares of common stock, of which 838,950 shares were sold at $10 per share raising gross proceeds of $8.4 million. The stock was offered to eligible account holders, the Bank's employee stock ownership plan (ESOP), and to the public. After the offering, 53% of the Company's outstanding common stock, or 946,050 shares, is owned by FSB Community Bankshares, MHC.

Costs of approximately $855,000 associated with the Stock Offering have been deducted from the proceeds from the sale of stock resulting in approximate net proceeds of $7,534,500, and were included in other assets at June 30, 2007.

Note 3-Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The adoption of FIN 48 did not have any effect on our consolidated financial statements. In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1 "Definition of Settlement in FASB Interpretation No. 48" (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have any impact on our consolidated financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are evaluating the impact, if any, of the adoption of SFAS 157 on our consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective as of January 1, 2008. We are evaluating the impact, if any, of the adoption of SFAS 159 on our consolidated financial statements.

Note 4-Comprehensive Income (Loss)

     Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the stockholder's equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income
     (loss).

     The components of other comprehensive income (loss) and related tax effects for the three and six months ended June 30, 2007 and 2006 are as follows:


                                                                 For the Three Months           For the Six Months
                                                                    Ended June 30,                Ended June 30,
                                                                  2007         2006              2007         2006
                                                                  ----         ----              ----         ----
                                                                    (In Thousands)                (In Thousands)
Unrealized holding gain (loss) on available for                  $   9       $  (48)           $  (67)      $  (72)
   sale securities
Less reclassification adjustment for realized gains
   Included in net income                                            -            -                 -            -
                                                                 -----       ------            ------       ------

       Net unrealized loss                                           9          (48)              (67)         (72)
       Tax effect                                                    3          (17)              (23)         (25)

       Net of tax amount                                         $   6       $   31            $  (44)      $  (47)
                                                                 =====       ======            ======      =======

Note 5-Earnings (Loss) Per Share

Since the Offering described in Note 2 was still in process as of June 30, 2007, the Company has not presented earnings (loss) per share data since such information would not be meaningful.

Item 2.  Management's Discussion and Analysis or Plan of Operation

General

Throughout the Management's Discussion and Analysis or Plan of Operation ("MD&A") the term, "the Company", refers to the consolidated entity of FSB Community Bankshares, Inc., Fairport Savings Bank, and Oakleaf Services Corporation, a wholly owned subsidiary of Fairport Savings Bank. At June 30, 2007, FSB Community Bankshares, MHC the Company's mutual holding company parent, held 100% of the Company's outstanding common stock, engaged in no significant activities and was not included in the MD&A.

Forward Looking Statements

     This Quarterly Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions including real estate values in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market areas and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake, and specifically declines any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

     The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements ("the Consolidated Financial Statements") included in the Company's Prospectus filed pursuant to Rule 424(b) on May 23, 2007, as subsequently amended. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. We have identified the accounting of our allowance for loan losses as our critical accounting policy.

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

     Comparison of Financial Condition at June 30, 2007 and December 31, 2006

     Total Assets. Total assets increased by $8.5 million, or 5.6%, to $161.3 million at June 30, 2007 from $152.8 million at December 31, 2006. The primary increase in total asset growth reflected increases in cash and cash equivalents of $7.6 million, with $5.6 million in subscription funds from the Company's stock offering and additional funds from deposit growth in the Irondequoit and Penfield branches. Securities increased by $955,000 while premises and equipment increased by $495,000 mainly due to building and equipment costs associated with the new Irondequoit branch. Other assets increased by $548,000 primarily due to deferred stock offering costs of $502,000. These increases were offset by decreases in loans receivable of $662,000, and FHLB stock of $339,000.

     Loans receivable decreased by $662,000, or .5%, to $120.5 million at June 30, 2007 from $121.1 million at December 31, 2006. The decrease in loans receivable was the result of loan repayments exceeding loan originations and sales of three 30-year fixed-rate mortgage loans totaling $411,000. The Bank is not involved in, and has no exposure to, subprime lending activities.

     Investment securities increased by $955,000, or 3.9%, to $25.8 million at June 30, 2007 from $24.8 million at December 31, 2006. The increase was primarily attributable to $3.5 million in purchases of United States Government agency securities, $1.5 million in purchases of adjustable rate mortgage-backed securities, partially offset by the maturity of $3.2 million of United States Government agency securities, $763,000 of principal payments received from mortgage-backed securities, and a $67,000 decrease in the fair value of securities classified as available for sale.

     Deposits and Borrowings. Deposits increased by $16.6 million, or 15.3%, to $125.2 million at June 30, 2007 from $108.6 million at December 31, 2006. Certificates of deposit, including IRAs, increased by $8.1 million, and transaction accounts, including checking, money market and savings accounts, increased by $8.5 million. The net deposit growth was primarily attributable to $5.6 million in subscription funds deposited into a savings account until the offering closed, and $9.8 million in deposit growth in the Irondequoit branch since opening on January 4, 2007.

     Borrowings decreased by $8.1 million, or 28.8%, to $20.0 million at June 30, 2007 from $28.0 million on December 31, 2006. We decreased our short-term Federal Home Loan Bank borrowings by $4.2 million and our long-term Federal Home Loan Bank borrowings by $3.9 million. These funding sources were replaced by deposits obtained following the opening of our Irondequoit branch.

     Stockholder's Equity. Total stockholder's equity decreased by $291,000, or 2.1%, to $13.6 million at June 30, 2007 from $13.9 million at December 31, 2006. The decrease resulted from a net loss of $247,000 for the six months ended June 30, 2007, and a $44,000 decrease in accumulated other comprehensive income.

     Non-Performing   Assets.  The  table  below  sets  forth  the  amounts  and categories of our non-performing assets at the dates indicated.


                                                              June         December
                                                            30, 2007        31, 2006
                                                            --------       ----------
                                                              (Dollars in thousands)

Non-accrual loans:
  Real estate loans:

   One- to four-family residential...........               $     85       $      143
   Home equity lines of credit...............                    150               28
   Multi-family residential..................                      -                -
   Construction..............................                      -                -
   Commercial................................                      -                -
   Other loans...............................                      3                -
                                                            ---------      -----------
    Total....................................                    238              171
                                                            ---------      -----------

Accruing loans 90 days or more past due:                           -                -
                                                            ---------      -----------

     Total non-performing loans..............                    238              171
                                                            ---------      -----------

Foreclosed real estate.......................                      -                -
Other non-performing assets..................                      -                -
                                                            ---------      -----------
Total non-performing assets..................               $    238       $      171
                                                            ---------      -----------

Ratios:
   Total non-performing loans to total loans                    0.20%            0.14%
   Total non-performing loans to total assets                   0.15%            0.11%
   Total non-performing assets to total assets                  0.15%            0.11%


At June 30, 2007, there were no other loans or other assets that are not disclosed in the table or disclosed as classified or special mention, where known information about possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans in the future.

     Average balances and yields. The following table sets forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The Bank has no tax-exempt securities or loans. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.



                                                     For the Three Months Ended June 30,
                                    -------------------------------------------------------------------
                                                  2007                                2006
                                    ---------------------------------  --------------------------------
                                                Interest                           Interest
                                                 Income/                            Income/
                                    Average     ---------    Yield/    Average     ----------    Yield/
                                     Balance     Expense      Cost      Balance     Expense       Cost
                                    ----------  ---------  --------   -----------  ----------   -------

Interest-earning assets:
Loans.........................      $  120,083  $    1,782    5.94%   $   113,565       1,656     5.83%
Securities-taxable............          18,791         242    5.15         20,530         234     4.56
Mortgage-backed securities....           6,025          64    4.25          7,139          75     4.20
Other.........................           3,293          41    4.98          1,623          18     4.44
                                    ----------  ----------    ----     ----------  ----------     ----
   Total interest-earning assets       148,192       2,129    5.75%       142,857       1,983     5.55%
                                                ----------                         ----------
Noninterest-earning assets....           4,980                              3,193
                                    ----------                         ----------
   Total assets...............      $  153,172                         $  146,050
                                    ==========                         ==========

Interest-bearing liabilities:
NOW accounts..................      $    5,390           8    0.59     $    3,563           4     0.45
Passbook savings..............          13,536          35    1.03         12,244          23     0.75
Money market savings.........           10,604          75    2.83         10,739          67     2.50
Individual retirement accounts          15,714         173    4.40         14,632         137     3.75
Certificates of deposit.......          68,265         773    4.53         64,821         614     3.79
Federal Home Loan Bank advances         20,536         255    4.97         19,997         216     4.32
                                    ----------  ----------             ----------  ----------
   Total interest-bearing
     liabilities..............         134,045       1,319     3.94%      125,996       1,061    3.37%
                                    ----------  ----------    -----    ----------  ----------    ----
Noninterest-bearing liabilities:
Demand deposits.........                 3,124                              3,990
Other.........................           2,351                              2,346
                                    ----------                         ----------
     Total liabilities........         139,520                            132,332
Stockholder's equity..........          13,652                             13,718
                                    ----------                         ----------
   Total liabilities and
     stockholder's equity.....      $  153,172                         $  146,050
                                    ==========                         ===========

Net interest income...........                  $      810                         $      922
                                                ==========                         ==========
Interest rate spread (1)......                                 1.81%                               2.18%
                                                           ========                           =========
Net interest-earning assets (2)     $   14,147                         $   16,861
                                    ==========                         ==========
Net interest margin (3).......                          2.18%                           2.58%
                                                =============                      ==========
Average interest-earning assets
   to average interest-bearing
   liabilities................             111%                               113%
                                    ==========                         ==========
---------------------

(1) Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by total interest-earning assets.

                                       12



                                                      For the Six Months Ended June 30,
                                    -------------------------------------------------------------------
                                                  2007                                2006
                                    --------------------------------  ---------------------------------
                                                Interest                           Interest
                                                 Income/                            Income/
                                    Average     ---------    Yield/    Average     ----------    Yield/
                                     Balance     Expense      Cost      Balance     Expense       Cost
                                    ----------  ----------  -------   ----------   ----------   --------

Interest-earning assets:
Loans.........................      $  120,277  $    3,575    5.94%   $   111,622       3,251     5.94%
Securities-taxable............          19,101         477    4.99         20,044         452     4.51
Mortgage-backed securities....           5,899         123    4.17          7,389         156     4.22
Other.........................           1,882          47    4.99          2,174          46     4.23
                                    ----------  ----------    ----     ----------  ----------     ----
   Total interest-earning assets       147,159       4,222    5.74%       141,229       3,905     5.53%
                                                ----------                         ----------
Noninterest-earning assets....           4,839                              3,154
                                    ----------                         ----------
   Total assets...............      $  151,998                         $  144,383
                                    ==========                         ==========

Interest-bearing liabilities:
NOW accounts..................      $    5,139          16    0.62     $    3,412           8     0.47
Passbook savings..............          12,866          77    1.20         12,245          38     0.62
Money market savings.........           10,407         146    2.81         10,602         117     2.21
Individual retirement accounts          15,358         330    4.30         14,739         272     3.69
Certificates of deposit.......          66,871       1,458    4.36         63,310       1,152     3.64
Federal Home Loan Bank advances         22,355         545    4.88         20,245         437     4.32
                                    ----------  ----------             ----------  ----------
   Total interest-bearing
     liabilities..............         132,996       2,572     3.87%      124,553       2,024    3.25%
                                    ----------  ----------     ----    ----------  ----------    ----
Noninterest-bearing liabilities:
Demand deposits.........                 3,185                              4,063
Other.........................           2,132                              2,065
                                    ----------                         ----------
     Total liabilities........         138,313                            130,681
Stockholder's equity..........          13,685                             13,702
                                    ----------                         ----------
   Total liabilities and
     stockholder's equity.....      $  151,998                         $  144,383
                                    ==========                         ===========

Net interest income...........                  $    1,650                         $    1,881
                                                ==========                         ==========
Interest rate spread (1)......                                1.87%                                2.28%
                                                              ====                                 ====
Net interest-earning assets (2)     $   14,163                         $   16,676
                                    ==========                         ==========
Net interest margin (3).......                       2.24%                              2.66%
                                                ==========                         ==========
Average interest-earning assets
   to average interest-bearing
   liabilities................             111%                                113%
                                    ==========                         ===========
---------------------

(1) Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by total interest-earning assets.

                                       13

Comparison of Operating Results for the Three Months Ended June 30, 2007 and June 30, 2006

     General. We had a net loss of $112,000 for the three months ended June 30, 2007 compared to net income of $97,000 the three months ended June 30, 2006. The decrease was primarily attributable to a decrease in net interest income as a result of the decrease in our net interest margin in a flat yield curve environment (short-term interest rates on United States Treasury obligations equal or are slightly higher or lower than long-term rates). In addition we had a decrease in other income mainly due to decreasing revenue generated from our Oakleaf subsidiary, and an increase in other expense resulting primarily from additional salaries and benefits, occupancy, advertising, and other operating expenses incurred in connection with the operation of our Irondequoit branch that opened in early 2007.

     Interest and Dividend Income. Interest and dividend income increased by $146,000, or 7.4% to $2.1 million for the three months ended June 30, 2007 from $2.0 million for the three months ended June 30, 2006. The increase in interest and dividend income resulted primarily from a $126,000, or 7.6%, increase in interest income from loans and a $20,000, or 6.1%, increase in interest income from investments. Average interest-earning assets increased by $5.3 million, or 3.7%, to $148.2 million for the three months ended June 30, 2007 from $142.9 million for the three months ended June 30, 2006. The yield on interest earning assets increased by 20 basis points to 5.75% for the three months ended June 30, 2007 compared to 5.55% for the three months ended June 30, 2006, reflecting modest increases in long-term rates.

     Interest Expense. Interest expense increased $258,000, or 23.4%, to $1.3 million for the three months ended June 30, 2007 from $1.1 million for the three months ended June 30, 2006. The increase in interest expense resulted from an increase in both the average balance and average cost of interest-bearing liabilities. The average balance of interest-bearing liabilities increased $8.0 million, or 6.4%, to $134.0 million for the three months ended June 30, 2007 compared to $126.0 million for the three months ended June 30, 2006. The average cost of interest-bearing liabilities increased by 57 basis points to 3.94% for the three months ended June 30, 2007 from 3.37% for the three months ended June 30, 2006. The average cost of deposit accounts increased by 56 basis points to 3.75% for the three months ended June 30, 2007 compared to 3.19% for the three months ended June 30, 2006. In addition, the average cost of Federal Home Loan Bank advances increased by 65 basis points to 4.97% for the three months ended June 30, 2007 compared to 4.32% for the three months ended June 30, 2006. The increase in interest expense reflects higher cost for new and renewing certificates of deposits and borrowings over the last twelve months.

     Based upon current market rates, we expect our cost of funds to increase slightly in the third quarter of 2007 which will create additional pressure on our interest rate spread and our ability to be profitable. We have $16.7 million of certificates of deposit that will mature during the third quarter of 2007 with a weighted average cost of 4.44%. Based on current market rates, if these funds remain with Fairport Savings Bank with similar maturities, the rates we pay on these deposits would increase moderately. We hope to alleviate some of this increase in interest expense with checking and savings account promotions that would result in lower average interest costs.

     Net Interest Income. Net interest income decreased $112,000, or 12.1%, to $810,000 for the three months ended June 30, 2007 from $922,000 for the three months ended June 30, 2006. The decrease in net interest income was due primarily to a 57 basis point increase in the average cost of our interest-bearing liabilities, while the average yield on our interest-earning assets increased by only 20 basis points, as the flat yield curve continued to decrease our net interest rate spread and net interest margin. Our net interest margin decreased 40 basis points to 2.18% for the three months ended June 30, 2007 from 2.58% for the three months ended June 30, 2006.

     Provision for Loan Losses. Based on management's evaluation of the factors that determine the level of the allowance for loan losses, we recorded no provision for loan losses for the three month periods ended June 30, 2007 and June 30, 2006. We continue to maintain exceptional credit quality within our loan portfolio with no charge-offs recorded within the reporting period. The allowance for loan losses as of June 30, 2007 was $322,000, or 0.27% of total loans, compared to $331,000, or 0.28% of total loans as of June 30, 2006. We had non-accrual loans totaling $238,000, or 0.20% of total loans receivable as of June 30, 2007 compared to $207,000, or 0.18% of loans in non-accrual status as of June 30, 2006.

     Other Income. Other income decreased $27,000, or 25.7%, to $78,000 for the three months ended June 30, 2007 compared to $105,000 for the three months ended June 30, 2006. The decrease in other income was primarily the result of a $33,000 decrease in our Oakleaf subsidiary revenue.

     Other Expense. Other expense increased $187,000, or 21.3%, to $1.1 million for the three months ended June 30, 2007 compared to $876,000 for the three months ended June 30, 2006. The increase was the result of an additional $67,000 in salaries and benefits expense primarily due to annual cost of living raises effective January 1 of each year and staffing of the Irondequoit branch which opened on January 4, 2007, an increase of $42,000 in occupancy expenses (primarily lease, maintenance and depreciation of the Irondequoit branch), an increase in data processing costs of $11,000, an increase of $13,000 in advertising, and an increase of $54,000 in miscellaneous other expenses, primarily related to the Irondequoit branch as well as increased costs associated with being a newly registered public company.

     Income Tax Expense/Benefit. We had a pre-tax loss of $175,000 for the three months ended June 30, 2007 versus a pre-tax profit of $151,000 for the three months ended June 30, 2006, which resulted in a $63,000 tax benefit for the three months ended June 30, 2007, versus a $54,000 tax expense for the three months ended June 30, 2006, a change of $117,000. The effective tax rate was (36.0%) for the three months ended June 30, 2007 compared to 35.8% for the three months ended June 30, 2006.

Comparison of Operating Results for the Six Months Ended June 30, 2007 and June 30, 2006

     General. We had a net loss of $247,000 for the six months ended June 30, 2007 compared to net income of $164,000 the six months ended June 30, 2006. The decrease was attributable to a decrease in net interest income of $231,000, a decrease in other income of $14,000, an increase in other expense of $396,000, offset by a decrease in income taxes of $230,000. The decrease in net interest income resulted from a decrease in our net interest margin in a flat yield curve environment and an increase in our other expense resulted primarily from the additional cost of salaries and benefits, occupancy, and other operating expenses incurred in connection with the recent opening and operation of our Irondequoit branch.

     Interest and Dividend Income. Interest and dividend income increased by $317,000, or 8.1% to $4.2 million for the six months ended June 30, 2007 from $3.9 million for the six months ended June 30, 2006. The increase in interest and dividend income resulted primarily from a $324,000, or 10.0%, increase in interest income from loans, partially offset with a $7,000, or 1.1%, decrease in interest income from investments. Average interest-earning assets increased by $5.9 million, or 4.2%, to $147.2 million for the six months ended June 30, 2007 from $141.2 million for the six months ended June 30, 2006. The yield on interest earning assets increased by 21 basis points to 5.74% for the six months ended June 30, 2007 compared to 5.53% for the six months ended June 30, 2006, reflecting modest increases in long-term rates and an asset structure containing a large percentage of fixed rate mortgages.

     Interest Expense. Interest expense increased $548,000, or 27.1%, to $2.6 million for the six months ended June 30, 2007 from $2.0 million for the six months ended June 30, 2006. The increase in interest expense resulted from an increase in both the average balance and average cost of interest-bearing liabilities. The average balance of interest-bearing liabilities increased $8.4 million, or 6.8%, to $133.0 million for the six months ended June 30, 2007 compared to $124.6 million for the six months ended June 30, 2006. The average cost of interest-bearing liabilities increased by 62 basis points to 3.87% for the six months ended June 30, 2007 from 3.25% for the six months ended June 30, 2006. The average cost of deposit accounts increased by 62 basis points to 3.66% for the six months ended June 30, 2007 compared to 3.04% for the six months ended June 30, 2006. In addition, the average cost of Federal Home Loan Bank advances increased by 56 basis points to 4.88% for the six months ended June 30, 2007 compared to 4.32% for the six months ended June 30, 2006. The interest expense increase was primarily attributable to the deposit customer preference for high yielding certificates of deposits in the higher short term interest rate environment that we have been experiencing.

     Net Interest Income. Net interest income decreased $231,000, or 12.3%, to $1.7 million for the six months ended June 30, 2007 from $1.9 million for the six months ended June 30, 2006. The decrease in net interest income was due primarily to a 62 basis point increase in the average cost of our interest-bearing liabilities, while the average yield on our interest-earning assets increased by only 21 basis points, as the flat yield curve continued to decrease our net interest rate spread and net interest margin. Our net interest margin decreased 42 basis points to 2.24% for the six months ended June 30, 2007 from 2.66% for the six months ended June 30, 2006.

     Provision for Loan Losses. Based on management's evaluation of the factors that determine the level of the allowance for loan losses, we recorded no provision for loan losses for the six month periods ended June 30, 2007 and June 30, 2006. We continue to maintain exceptional credit quality within our loan portfolio with no charge-offs recorded within the reporting period. The allowance for loan losses as of June 30, 2007 was $322,000, or 0.27% of total loans, compared to $331,000, or 0.28% of total loans as of June 30, 2006. We had non-accrual loans totaling $238,000, or 0.20% of total loans receivable as of June 30, 2007 compared to $207,000, or 0.18% of loans in non-accrual status as of June 30, 2006.

     Other Income. Other income decreased $14,000, or 8.1%, to $159,000 for the six months ended June 30, 2007 compared to $173,000 for the six months ended June 30, 2006. The decrease in non-interest income was primarily the result of a $35,000 decrease in our Oakleaf subsidiary revenue, partially offset by a $12,000 increase in service fees and a $9,000 increase in other income.

     Other Expense. Other expense increased $396,000, or 22.0%, to $2.2 million for the six months ended June 30, 2007 compared to $1.8 million for the six months ended June 30, 2006. The increase was the result of an additional $158,000 in salaries and benefits expense primarily due to annual cost of living raises effective January 1 of each year and staffing of the Irondequoit branch which opened on January 4, 2007, an increase of $82,000 in new occupancy expenses (primarily lease, maintenance and depreciation of the Irondequoit branch), an increase in data processing costs of $16,000, an increase of $81,000 in advertising expense, and an increase of $59,000 in miscellaneous other expenses related to the Irondequoit branch as well as increased costs associated with being a newly registered public company.

     Income Tax Expense/Benefit. We had a pre-tax loss of $385,000 for the six months ended June 30, 2007 versus a pre-tax profit of $256,000 for the six months ended June 30, 2006, which resulted in a $138,000 tax benefit for the six months ended June 30, 2007, versus a $92,000 tax expense for the six months ended June 30, 2006, a change of $230,000. The effective tax rate was (35.8%) for the six months ended June 30, 2007 compared to 35.9% for the six months ended June 30, 2006.

Liquidity and Capital Resources

     Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of New York, maturities and principal repayments of securities, and recently, but to a lesser extent, loan sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our asset/liability management committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 4.0% or greater. For the six ended June 30, 2007, our liquidity ratio averaged 5.6%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2007. We anticipate that we will continue to maintain current liquidity levels following the completion of the stock offering.

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

     Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2007, cash and cash equivalents totaled $9.7 million.

     Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

     At June 30, 2007, we had $4.4 million in loan commitments outstanding. In addition to commitments to originate loans, we had $7.7 million in unused lines of credit to borrowers. Certificates of deposit, including individual retirement accounts comprised solely of certificates of deposits, due within one year of June 30, 2007, totaled $55.7 million, or 64.7% of our certificates of deposit and 44.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including certificates of deposit, and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit at June 30, 2007. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

     Our primary investing activity is originating loans. During the six months ended June 30, 2007, we originated $7.3 million of loans, and during the six months ended June 30, 2006, we originated $15.7 million of loans. We purchased $5.0 million of securities held-to-maturity during the six months ended June 30,

2007 year as compared to $1.5 million of securities-held-to-maturity during the six months ended June 30, 2006.

     Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $16.6 million for the six months ended June 30, 2007 compared to a net increase of $6.2 million for the six months ended June 30, 2006. Of the $16.6 million increase, $5.6 million was attributable to funds received in our stock offering. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

     Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provides an additional source of funds. Federal Home Loan Bank advances decreased by $8.0 million to $20.0 million for the six months ended June 30, 2007, compared to a net decrease of $1.5 million during the six months ended June 30, 2006. Federal Home Loan Bank advances have primarily been used to fund loan demand. At June 30, 2007, we had the ability to borrow approximately $89.4 million from the Federal Home Loan Bank of New York, of which $20.0 million had been advanced.

     Fairport Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2007, Fairport Savings Bank exceeded all regulatory capital requirements. The Bank's leverage (Tier 1) capital at June 30, 2007 was $13.3 million, or 8.25% of adjusted assets. In ordered to be classified as "well capitalized" under regulatory guidelines, the Bank is required to have Tier 1 capital of $8.0 million, or 5.00% of adjusted assets. To be classified as a well capitalized bank under regulatory guidelines, the Bank must have a total risk-based capital ratio of 10.0%. The Bank's total risk-based capital ratio at June 30, 2007 was $18.45%.

     The net proceeds from the stock offering will increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity will be adversely affected following the stock offering.

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

     At June 30, 2007 and 2006, we had $4.4 million and $6.5 million, respectively, of commitments to grant loans, and $7.7 million and $7.3 million, respectively, of unfunded commitments under lines of credit.

Item 3.  Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There were no significant changes made in the Company's internal control over financial reporting or in other factors that could significantly affect the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II - Other Information

Item 1. Legal Proceedings

     The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company's financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        (a) There were no sales of unregistered securities during the period covered by this Report.

        (b) On August 10, 2007 the Company completed its intital public stock offering. In connection with this offering, the Company registered 1,305,308 shares of its common stock, par value $0.10 per share, on a Registration Statement on Form SB-2, declared effective on May 14, 2007 (Commission File No. 333-141380). In the offering, the Company sold 838,950 shares of its common stock to its eligible account holders, the Bank's employee stock ownership plan and the public for gross offering proceeds of $8,389,500. Costs of approximately $855,000 associated with the Offering were deducted from the gross procees resulting in approximate net proceeds of $7,534,500.

               Sandler O'Neill & Parnters, L.P. was engaged to assist in the marketing of the Company's common stock in the offering. For these services, Sandler O'Neill & Partners, L.P. received a fee of $150,000. Sandler O'Neill & Partners, L.P. was also reimbursed for reasonable out-of-pock expenses.

               The Company lent approximately $700,000 to the ESOP of the Bank in connection with the stock offering. In addition to the funds used for the ESOP loan, approximately $3 million of the net proceeds of the offering was retained by the Company and the remainder of the net proceeds was contributed to the Bank. All of such proceeds have been invested in short-term investments.

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

10.1 Employment Agreement between FSB Community Bankshares, Inc. and Dana C. Gavenda*

10.2     Supplemental Executive Retirement Plan*

10.3     Form of Employee Stock Ownership Plan*
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-----------------------
     * Filed as exhibits to the Company's Registration Statement on Form SB-2, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-141380).

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FSB COMMUNITY BANKSHARES, INC.


Date:    August 14, 2007               /s/ Dana C. Gavenda
                                       ---------------------------------------
                                       Dana C. Gavenda
                                       President and Chief Executive Officer


Date:    August 14, 2007               /s/ Kevin D. Maroney
                                       ---------------------------------------
                                       Kevin D. Maroney
                                       Senior Vice President and Chief Financial
                                       Officer