Form 10QSB
period 2007-10-13
FSB Community Bankshares Inc
filed 2007-11-14
CIK 1389797

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

     For the quarterly period ended September 30, 2007
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from _______________ to  ______________________


                         Commission File No.001-52751
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



                                       N/A
                  -----------------------------------------------
          (Former name or former address, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES X NO .

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). YES X  NO   .
                                    ---   ---

     As of November 13, 2007 there were 1,785,000 shares of the Registrant's common stock, par value $0.10 per share, outstanding, of which 945,050 shares or, 53% were held by FSB Community Bankshares, MHC, the Registrant's mutual holding company.

                         FSB Community Bankshares, Inc.
                                   FORM 10-QSB

                                      Index
                                      -----
                                                                        Page
                                                                        ----
                          Part I. Financial Information


Item 1.     Consolidated Financial Statements (unaudited)
            Consolidated Balance Sheets as of September 30, 2007
            and December 31, 2006                                         1

            Consolidated Statements of Operations for the Three
            Months Ended September 30, 2007 and 2006                      2

            Consolidated Statements of Operations for the Nine
            Months Ended September 30, 2007 and 2006                      3

            Consolidated Statements of Stockholders' Equity for the
            Nine Months Ended September 30, 2007 and 2006                 4

            Consolidated Statements of Cash Flows for the Nine
            Months Ended September 30, 2007 and 2006                      5

            Notes to Consolidated Financial Statements                    7

            Item 2.  Management's Discussion and Analysis or Plan
            of Operations                                                 11

Item 3.     Controls and Procedures                                       23

                           Part II. Other Information

Item 1.     Legal Proceedings                                             23

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds   23

Item 3.     Defaults upon Senior Securities                               23

Item 4.     Submission of Matters to a Vote of Security Holders           24

Item 5.     Other Information                                             24

Item 6.     Exhibits                                                      24

            Signatures Page                                               25

                          Part I. Financial Information

Item 1.  Consolidated Financial Statements

                         FSB COMMUNITY BANKSHARES, INC.

                           Consolidated Balance Sheets
              September 30, 2007 and December 31, 2006 (unaudited)
                  (Dollars in thousands, except per share data)



                                                                                 September 30,              December 31,
                                                                                     2007                       2006
                                                                            ---------------------       ---------------------
                          Assets

Cash and due from banks                                                      $              1,207       $               1,718
Interest-earning demand deposits
                                                                                            6,745                         980

    Cash and Cash Equivalents                                                               7,952                       2,698

Securities available for sale                                                                 447                         604
Securities held to maturity (fair value 2007 - $29,588, 2006 - $23,873)                    29,617                      24,191
Investment in FHLB stock                                                                    1,143                       1,490

Loans receivable, net of allowance for loan losses (2007 - $319
    2006 - $322)                                                                          122,500                     121,137
Foreclosed real estate                                                                         41                          -
Accrued interest receivable                                                                   861                         873
Premises and equipment, net                                                                 2,578                       2,146
Other assets                                                                                  278                         200
                                                                            ---------------------       ---------------------
               Total Assets                                                 $             165,417       $             153,339
                                                                            =====================       =====================

                            Liabilities & Stockholders'  Equity

Deposits:
     Non-interest bearing                                                   $               3,433       $               3,402
     Interest bearing                                                                     117,763                     105,178
                                                                            ---------------------       ---------------------
                Total Deposits                                                            121,196                     108,580

Short term borrowings                                                                         -                         4,200
Long term borrowings                                                                       19,770                      23,824
Advances from borrowers for taxes and insurance                                             1,951                       1,828
Other liabilities                                                                           2,195                       1,037
                                                                            ---------------------       ---------------------
               Total Liabilities                                                          145,112                     139,469
                                                                            ---------------------       ---------------------

                            Stockholders' Equity

Preferred Stock- no par - 1,000,000 shares authorized;                                        -                            -
  no shares issued and outstanding
Common Stock- $0.10 par value- 10,000,000 shares authorized;
  shares issued and outstanding - 2007 - 1,785,000; 2006 - 100                                179                          -
Additional paid-in-capital                                                                  7,291                          10
Retained earnings                                                                          13,257                      13,505
Accumulated other comprehensive income                                                        252                         355
Unearned ESOP shares - at cost                                                               (674)                          -
                                                                            ---------------------        --------------------
                        Total Stockholders' Equity                                         20,305                      13,870
                                                                            ---------------------        --------------------

                        Total Liabilities and Stockholders' Equity          $             165,417        $            153,339
                                                                            =====================        ====================

See accompanying notes to consolidated financial statements

                         FSB COMMUNITY BANKSHARES, INC.

                      Consolidated Statements of Operations
           Three Months Ended September 30, 2007 and 2006 (unaudited)
                             (Dollars in thousands)


                                                                                     2007                       2006
                                                                            ---------------------       ---------------------
Interest and Dividend Income
    Loans                                                                   $               1,819       $               1,753
    Securities - taxable                                                                      293                         240
    Mortgage - backed securities                                                               76                          72
    Other                                                                                     120                          17
        Total Interest and Dividend Income                                                  2,308                       2,082
                                                                            ---------------------       ---------------------
Interest Expense
    Deposits                                                                                1,146                         906
    Borrowings:
    Long term                                                                                 241                         252
                                                                            ---------------------       ---------------------
        Total Interest Expense                                                              1,387                       1,158
                                                                            ---------------------       ---------------------

        Net Interest Income                                                                   921                         924
                                                                            ---------------------       ---------------------
Other Income
    Service fees                                                                               26                          20
    Fee income                                                                                 25                          35
    Realized gain on sale of securities available for sale                                     81                           -
    Other                                                                                      37                          31
                                                                            ---------------------       ---------------------
                 Total Other Income                                                           169                          86
                                                                            ---------------------       ---------------------
Other Expense
     Salaries and employee benefits                                                           594                         565
     Occupancy expense                                                                        109                          62
     Data processing costs                                                                     15                          31
     Advertising                                                                               63                          51
     Equipment expense                                                                         77                          82
     Electronic banking                                                                        24                          29
     Directors fees                                                                            24                          20
     Mortgage fees and taxes                                                                   45                          42
     Other expense                                                                            140                          91
                                                                            ---------------------       ---------------------
                 Total Other Expense                                                        1,091                         973
                                                                            ---------------------       ---------------------
              Income (Loss) Before Income Taxes                                                (1)                         37

              Provision for Income Taxes                                                        -                          10
                                                                            ---------------------       ---------------------

              Net Income (Loss)                                             $                  (1)      $                  27
                                                                            =====================       =====================


Basic earnings per common share                                             $                    -      $                 .03
Basic average common shares outstanding                                                      1,381                        946

See accompanying notes to consolidated financial statements

                         FSB COMMUNITY BANKSHARES, INC.

                      Consolidated Statements of Operations
            Nine Months Ended September 30, 2007 and 2006 (unaudited)
                             (Dollars in thousands)



                                                                                     2007                           2006
                                                                            ---------------------       ---------------------
Interest and Dividend Income
     Loans                                                                  $               5,394       $               5,004
     Securities - taxable                                                                     770                         692
     Mortgage-backed securities                                                               199                         228
     Other                                                                                    167                          63
                                                                            ---------------------       ---------------------
                 Total Interest and Dividend Income                                         6,530                       5,987
                                                                            ---------------------       ---------------------
Interest Expense
     Deposits                                                                               3,173                       2,493
     Borrowings:
        Short term                                                                             29                          10
        Long term                                                                             757                         679
                                                                            ---------------------       ---------------------
                 Total Interest Expense                                                     3,959                       3,182
                                                                            ---------------------       ---------------------

              Net Interest Income                                                           2,571                       2,805
                                                                            ---------------------       ---------------------
Other Income
     Service fees                                                                              75                          57
     Fee income                                                                                67                         112
     Gain on sale of securities available for sale                                             81                          -
     Other                                                                                    105                          90
                                                                            ---------------------       ---------------------
                 Total Other Income                                                           328                         259
                                                                            ---------------------       ---------------------
Other Expense
     Salaries and employee benefits                                                         1,767                       1,580
     Occupancy expense                                                                        325                         196
     Data processing costs                                                                     68                          68
     Advertising                                                                              225                         132
     Equipment expense                                                                        255                         231
     Electronic banking                                                                        45                          69
     Directors fees                                                                            77                          68
     Mortgage fees and taxes                                                                  116                         130
     Other expense                                                                            407                         297
                                                                            ---------------------       ---------------------
                 Total Other Expense                                                        3,285                       2,771
                                                                            ---------------------       ---------------------
              Income (Loss) Before Income Taxes                                              (386)                        293

              Provision (Benefit) for Income Taxes                                           (138)                        102
                                                                            ---------------------       ---------------------

              Net Income (Loss)                                             $                (248)      $                 191
                                                                            =====================       =====================

Basic earnings (loss) per common share                                      $               (0.23)      $                 .20
Basic average common shares outstanding                                                     1,093                         946

See accompanying notes to consolidated financial statements

                         FSB COMMUNITY BANKSHARES, INC.

                 Consolidated Statements of Stockholders' Equity
            Nine Months Ended September 30, 2007 and 2006 (unaudited)
                             (Dollars in thousands)


                                                                                                             Accumulated
                                                                    Additional                  Other         Unearned
                                        Preferred                    Paid in    Retained   Comprehensive       ESOP
                                         Stock      Common Stock     Capital    Earnings      Income           Shares       Total
                                        ---------   ------------   ----------   ---------   -------------   -----------   ---------
Balance - January 1, 2006               $       -   $          -   $       10   $  13,272   $         336   $         -   $  13,618

Comprehensive income
  Net income                                                                          191                                       191
  Change in net unrealized gain
   on securities available for sale,
   net of taxes                                                                                         3                         3
                                                                                                                           --------
Total Comprehensive Income                      -             -             -           -               -              -        194
                                       ----------  ------------   -----------    --------   --------------    ----------   --------
Balance - September 30, 2006           $        -  $          -   $        10    $ 13,463   $          339    $        -   $ 13,812
                                       ==========  ============   ===========    ========   ==============    ==========   ========
Balance - January 1, 2007              $        -  $          -   $        10    $ 13,505   $          355    $        -   $ 13,870

Comprehensive loss
  Net loss                                                                           (248)                                     (248)
  Change in net unrealized gain
   on securities available for
   sale, net of taxes                                                                                 (103)                    (103)
                                                                                                                           --------
Total Comprehensive Loss                                                                                                       (351)

Shares issued in public offering                             179        7,281                                                 7,460
Shares purchased by ESOP                                                                                            (700)      (700)
ESOP shares committed to be
 released                                       -              -            -           -                -            26         26
                                       ----------   ------------    ---------    --------   --------------    ----------   --------
Balance - September 30, 2007           $        -   $        179    $   7,291    $ 13,257   $          252    $     (674)  $ 20,305
                                       ==========   ============    =========    ========   ==============    ==========   ========

See accompanying notes to consolidated financial statements

                         FSB COMMUNITY BANKSHARES, INC.

                      Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 2007 and 2006 (unaudited)
                             (Dollars in thousands)

                                                                                     2007                           2006
                                                                            ---------------------       ---------------------
Cash Flows From Operating Activities
  Net income (loss)                                                          $               (248)      $                 191
  Adjustments to reconcile net income (loss)  to net cash provided from operating activities:
    Gain on sale of securities available for sale                                             (81)                          -
    Gain on sale of loans                                                                      (2)                          -
    Net amortization of premiums and discounts on securities                                   25                          34
    Amortization of net deferred loan origination fees                                        (42)                        (96)
    Depreciation and amortization                                                             224                         164
    ESOP expense                                                                               26                           -
    Deferred income tax benefit                                                                (3)                        (27)
    (Increase) decrease in accrued interest receivable                                         12                         (52)
    Increase in other assets                                                                  (70)                       (133)
    Increase in other liabilities                                                           1,206                       2,627
                                                                            ---------------------       ---------------------
                Net Cash Provided  By Operating Activities                                  1,047                       2,708
                                                                            ---------------------       ---------------------

Cash Flows From Investing Activities
   Purchase of securities held to maturity                                                (12,366)                     (1,500)
   Proceeds from maturities and calls of securities
    held to maturity                                                                        6,915                       2,441
   Proceeds from sale of securities available for sale                                         82                           -
   Net increase in loans                                                                   (2,108)                    (11,741)
   Proceeds from sales of loans                                                               748                         726
   Net (increase) decrease of Federal Home Loan Bank stock                                    347                        (117)
   Purchase of premises and equipment                                                        (656)                       (285)
   Proceeds from sale of foreclosed real estate                                                 -                         225
                                                                            ---------------------       ---------------------
                        Net Cash Used By Investing Activities                              (7,038)                    (10,251)
                                                                            ---------------------       ---------------------
Cash Flows From Financing Activities
   Net increase in deposits                                                                12,616                       3,347
   Net decrease in short term borrowings                                                   (4,200)                          -
   Proceeds from long-term borrowings                                                           -                       5,000
   Repayments on long-term borrowings                                                      (4,054)                     (2,663)
   Net increase (decrease) in advances from borrowers
      for taxes and insurance                                                                 123                        (810)
   Net proceeds from common stock offering                                                  7,460                           -
   Purchase of shares for employee stock ownership program                                   (700)                          -
                                                                            ---------------------       ---------------------
                        Net Cash Provided By Financing Activities                          11,245                       4,874
                                                                            ---------------------       ---------------------

                        Net Increase (Decrease) in Cash                                     5,254                      (2,669)
                                and Cash Equivalents

Cash and Cash Equivalents- Beginning                                                        2,698                       5,092
                                                                            ---------------------       ---------------------
Cash and Cash Equivalents- End                                              $               7,952       $               2,423
                                                                            =====================       =====================

                         FSB COMMUNITY BANKSHARES, INC.


Supplementary Cash Flows Information                                                  2007                       2006
                                                                            ---------------------       ---------------------
   Interest paid                                                            $               3,954       $               3,189
                                                                            =====================       =====================
   Income taxes paid                                                        $                  14       $                 117
                                                                            =====================       =====================

Non-cash Operating, Investing and Financing Activities

   Transfer of loans to foreclosed assets                                   $                  41                           -
                                                                            =====================       =====================

See accompanying notes to consolidated financial statements

Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

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

Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The consolidated financial statements at September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006 include the accounts of the Company, Fairport Savings Bank (the "Bank") and the Bank's wholly-owned subsidiary, Oakleaf Services Corporation ("Oakleaf"). All inter-company balances and transactions have been eliminated in consolidation. Certain amounts from prior periods have been reclassified, when necessary, to conform to the current period presentation.

Note 2 - Minority Stock Issuance

On August 10, 2007 the Company completed its initial public stock offering ("Offering"). In the Offering, the Company sold 838,950 shares, or 47.0% of its outstanding common stock, at a price of $10.00 per share to the Bank's depositors, the Bank's employee stock ownership plan and the public. Additionally, the Company issued 946,050 shares, or 53.0% of its common stock, to FSB Community Bankshares, MHC, the Company's federally chartered mutual holding company parent. Gross proceeds from the Offering were $8.4 million.

Costs of approximately $929,000 associated with the Offering have been deducted from the proceeds from the sale of stock.

Note 3 - Earnings (Loss) Per Share

The Company had 100 shares of common stock issued and oustanding for the year ended December 31, 2006 and from January 1, 2007 to August 10, 2007. On August 10, 2007 the Company issued 1,785,000 shares of common stock and cancelled 100 shares.

Basic earnings (loss) per common share is calculated by dividing the net income
(loss) by the weighted-average number of common shares outstanding during the period. The common shares issued to FSB Community Bankshares, MHC of 946,050 are assumed to be outstanding for all periods presented, consistent with the provisions of SFAS No. 128, Earnings per Share, pertaining to changes in capital structure. The 838,950 shares issued to the public are included in the weighted average common shares outstanding calculation since the date of their issuance. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating basic earnings per common share until they are committed to be released. The Company has not granted any restricted stock awards or stock options and, during the nine months ended September 30, 2007 and 2006, had no potentially dilutive common stock equivalents.


Note 4 - Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the Stockholders' equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2007 and 2006 are as follows:



                                                                                For the Three Months           For the Nine Months
                                                                                 Ended September 30,            Ended September 30,
                                                                                2007             2006          2007             2006
                                                                                ----             -----         ----             ----
                                                                                     (In Thousands)               (In Thousands)
Unrealized holding gain (loss) on available for sale                         $    (9)            $  15        $ (79)          $   5
 securities
Less reclassification adjustment for realized gains
   included in net income (loss)                                                 (81)                -          (81)              -
                                                                             -------            ------       ------         -------

       Net unrealized gain (loss)                                                (90)               15         (160)              5
       Tax effect                                                                 31                (5)          57              (2)
                                                                             -------            ------       ------         -------
       Net of tax amount                                                     $   (59)           $   10        $(103)         $    3
                                                                             =======            ======       =======        =======


Note 5 - Employee Stock Ownership Plan

In connection with the Offering described in Note 2, the Bank established an Employee Stock Ownership Plan ("ESOP") for its employees which acquired 69,972 shares of the Company's common stock in connection with the Offering with funds provided by a loan from the Company. Accordingly, $699,720 of common stock acquired by the ESOP is shown as a reduction of stockholders' equity. The ESOP loan will be repaid principally from the Bank's contributions to the ESOP. The loan is being repaid in annual installments through 2026 and bears interest at Wall Street Journal prime lending rate (7.75% at September 30, 2007). Shares are released to participants proportionately as the loan is repaid.

The Company accounts for the ESOP in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6. The cost of shares issued to the ESOP but not yet allocated to participants is presented in the consolidated statement of financial condition as a reduction of stockholders' equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares will be recorded as a reduction of retained earnings, and dividends on unallocated shares, if any, will be recorded as a reduction of debt. The Company recognized $26,000 of compensation expense for the quarter and nine months ended September 30, 2007.

Shares will be considered outstanding for earnings per share calculations when they are committed to be released; unallocated shares will not be considered outstanding.

Note 6 - Regulatory Capital Requirements

At September 30, 2007, the Bank met each of its minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at September 30, 2007:

                                                                                                            Minimum to be Well-
                                                                           Minimum For Capital           Capitalized Under Prompt
         (Dollars in thousands)                 Actual                      Adequacy Purposes          Corrective Action Provisions
                                                ------                     -------------------         ----------------------------

At September 30, 2007:                      Amount      Ratio              Amount       Ratio             Amount         Ratio
                                            ------      -----              ------       -----             ------         -----
Tangible (to adjusted total assets)        $16,304      10.05%            $2,432        1.50%              N/A             N/A

Tier I (to risk-weighted assets)            16,304      21.90              2,978        4.00              $4,467          6.00%

Core (to adjusted total assets)             16,304      10.05              6,487        4.00               8,108          5.00

Total (to risk-weighted assets)             16,623      22.33              5,956        8.00               7,445         10.00


Note 7 - Recent Accounting Pronouncements

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


In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007 (i.e., January 1, 2008 for the Company). We are evaluating the impact, if any, of the adoption of SFAS 159 on our consolidated financial statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation

General

Throughout the Management's Discussion and Analysis or Plan of Operation ("MD&A") the term, "the Company", refers to the consolidated entity of FSB Community Bankshares, Inc., Fairport Savings Bank, and Oakleaf Services Corporation, a wholly owned subsidiary of Fairport Savings Bank. At September 30, 2007, FSB Community Bankshares, MHC the Company's mutual holding company parent, held 53% of the Company's outstanding common stock, engaged in no significant activities and was not included in the MD&A.

On August 10, 2007, the Company sold 838,950 shares, or 47% of its common stock, to subscribers in connection with its initial public stock offering, including 69,972 shares purchased by Fairport Savings Bank Employee Stock Ownership Plan. Upon completion of the transaction, FSB Community Bankshares, MHC, the Company's federally chartered mutual holding company parent, held 946,050 shares or 53% of the Company's outstanding common stock. Net proceeds from the initial public offering were approximately $7.5 million.



Forward Looking Statements

This Quarterly Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions including real estate values in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

         As a substantial percentage of the Bank's loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly affect the valuation of a property securing a loan and the related allowance determined. Management carefully reviews the assumptions supporting such appraisals to determine that the resulting values reasonably reflect amounts realizable on the related loans.

         Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. Management considers a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on changes in economic and real estate market conditions.

         The evaluation has a specific and general component. The specific component relates to loans that are delinquent or otherwise identified as a problem loan through the application of our loan review process and our loan grading system. All such loans are evaluated individually, with principal consideration given to the value of the collateral securing the loan. Specific allowances are established as required by this analysis. The general component is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. Management also analyzes historical loss experience, delinquency trends, general economic conditions and geographic concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general component of the allowance for loan losses.

         Actual loan losses may be significantly more than the allowance we have established which could have a material negative effect on our financial results.


   Comparison of Financial Condition at September 30, 2007 and December 31, 2006

         Total Assets. Total assets increased by $12.1 million, or 7.9%, to $165.4 million at September 30, 2007 from $153.3 million at December 31, 2006. The primary increase in total assets reflected increases in cash and cash equivalents of $5.3 million, securities held to maturity of $5.4 million, and loans receivable of $1.4 million. Asset growth was funded by subscription funds from the Company's stock offering that closed in August 2007 and increased cash and cash equivalents resulting from deposit growth primarily in the Irondequoit branch since opening in January 2007. Premises and equipment increased by $432,000 mainly due to additional building and equipment costs associated with the Irondequoit branch.

         Cash and cash equivalents increased by $5.3 million, or 196.3% to $8.0 million at September 30, 2007 from $2.7 million at December 31, 2006. The increase was primarily due to proceeds received from the Company's stock offering, which were held in interest earning cash deposits at correspondent banks. It is anticipated that the proceeds will be used for short term investments and funding loan demand in the fourth quarter of 2007.

         Loans receivable increased by $1.4 million, or 1.2%, to $122.5 million at September 30, 2007 from $121.1 million at December 31, 2006. The increase in loans receivable was the result of fixed rate mortgage loan and fixed rate home equity originations, offset partially by principal reductions in commercial real estate loans. The Bank has experienced an increase in fixed rate home equity loan volume with less demand for adjustable home equity loans in the current interest rate environment. The Bank continues not to be involved in, and has no exposure to, sub-prime lending activities.

         Investment securities increased by $5.3 million, or 21.3%, to $30.1 million at September 30, 2007 from $24.8 million at December 31, 2006. The increase was primarily attributable to $9.9 million in purchases of United States Government agency securities, $2.5 million in purchases of adjustable rate mortgage-backed securities, partially offset by the maturity of $5.7 million of United States Government agency securities, $1.2 million of principal payments received from mortgage-backed securities, the sale of $82,000 of FHLMC common stock, and a $79,000 decrease in the fair market value of securities classified as available for sale.

         Deposits and Borrowings. Deposits increased by $12.6 million, or 11.6%, to $121.2 million at September 30, 2007 from $108.6 million at December 31, 2006. Certificates of deposit, including IRAs, increased by $9.7 million, and transaction accounts, including checking, money market and savings accounts, increased by $2.9 million. In the first nine months of 2007 we experienced modest growth in both the number and size of checking and savings accounts. In the current interest rate environment, our customer base still favors short term traditional certificates of deposits with a maturity of one year or less. The net deposit growth was primarily attributable to $11.0 million in deposit growth in the Irondequoit branch since opening on January 4, 2007.

         Borrowings decreased by $8.2 million, or 29.3%, to $19.8 million at September 30, 2007 from $28.0 million on December 31, 2006. We decreased our short-term Federal Home Loan Bank borrowings by $4.2 million and our long-term Federal Home Loan Bank borrowings by $4.0 million. These funding sources were replaced by deposits obtained primarily in our Irondequoit branch.

         Other liabilities increased by $1.2 million, or 120.0%, to $2.2 million at September 30, 2007 from $1.0 million at December 31, 2006. This increase was attributable to $1.8 million in outstanding official bank checks at September 30, 2007, compared to $516,000 in outstanding official bank checks at December 31, 2006, caused by the payment of property taxes due at the end of September from customer mortgage escrow accounts.

         Total Stockholders' Equity. Total stockholders' equity increased by $6.4 million, or 46.0%, to $20.3 million at September 30, 2007 from $13.9 million at December 31, 2006. The increase was attributable to the Company's public offering that generated net proceeds of $7.5 million after payment of $929,000 in offering expenses. Net proceeds of $699,720 were used to purchase stock for the Employee Stock Ownership Plan. In addition, the Company had a net loss of $248,000 for the nine months ended September 30, 2007.

     Non-Performing   Assets.  The  table  below  sets  forth  the  amounts  and categories of our non-performing assets at the dates indicated.

                                                                       September 30, 2007          December 31, 2006
                                                                              2007                       2007
                                                                       ------------------          -----------------
                                                                                 (Dollars in thousands)
Non-accrual loans:
  Real estate loans:
   One- to four-family residential.................                     $               -          $             143
   Home equity lines of credit.....................                                   100                         28
   Multi-family residential........................                                     -                          -
   Construction....................................                                     -                          -
   Commercial......................................                                     -                          -
                                                                                        -                          -
                                                                       ------------------          -----------------
  Other loans......................................
     Total.........................................                                   100                        171
                                                                       ------------------          -----------------
Accruing loans 90 days or more past due:                                                -                          -
                                                                       ------------------          -----------------
    Total non-performing loans...............                                         100                        171
                                                                       ------------------          -----------------

Foreclosed real estate.......................                                          41                          -
Other non-performing assets..................                                           -                          -
                                                                       ------------------          -----------------
Total non-performing assets..................                          $              141          $             171
                                                                       ------------------          -----------------

Ratios:
   Total non-performing loans to total loans                                         0.08%                      0.14%
   Total non-performing loans to total assets                                        0.06%                      0.11%
   Total non-performing assets to total assets                                       0.09%                      0.11%


At September 30, 2007, there were no other loans or other assets that are not disclosed in the table or disclosed as classified or special mention, where known information about possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans in the future.

         Average balances and yields. The following table sets forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The Bank has no tax exempt securities or loans. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.



                                                                         For the Three Months Ended September 30,
                                               -------------------------------------------------------------------------------------
                                                                   2007                                            2006
                                               -------------------------------------------------------------------------------------

                                                                  Interest                                       Interest
                                                  Average         Income/         Yield/         Average         Income/      Yield/
                                                  Balance         Expense          Cost          Balance         Expense       Cost
                                              -----------      ----------     ----------     -----------      ----------    --------

Interest-earning assets:
Loans.........................                 $  121,315      $    1,819            6.00%    $  118,475           1,753       5.92%
Securities - taxable..........                     22,011             293            5.32         20,675             240       4.64
Mortgage-backed securities....                      7,221              76            4.21          6,725              72       4.28
Other.........................                      9,229             120            5.20          1,480              17       4.59
                                               ----------      ----------                     ----------      ----------
   Total interest-earning assets                  159,776           2,308            5.78        147,355           2,082       5.65
                                                               ----------     -----------                     ----------      -----
Noninterest-earning assets....                      7,242                                          3,126
                                               ----------                                     ----------
   Total assets...............                 $  167,018                                     $  150,481
                                               ==========                                     ==========

Interest-bearing liabilities:
NOW accounts..................                 $    6,336              10          0.63       $    3,896               5       0.51
Passbook savings..............                     17,913              56          1.25           11,895              23       0.77
Money market savings.........

Individual retirement accounts                     10,681              79          2.96           10,734              70       2.61
                                                   16,021             181          4.52           14,887             149       4.00
Certificates of deposit.......                     70,975             820          4.62           66,045             659       3.99
Borrowings....................                     19,838             241          4.86           21,803             252       4.64
                                               ----------      ----------                     ----------      ----------
   Total interest-bearing
     liabilities..............                    141,764           1,387          3.91%         129,260           1,158       3.58%
                                               -----------     -----------     --------       ----------       ---------      -----
Noninterest-bearing liabilities:
Demand deposits.........                            3,222                                          4,079
Other.........................                      2,079                                          3,762
                                               ----------                                     ----------
     Total liabilities........                    147,065                                        137,101
Stockholders' equity..........                     19,953                                         13,380
                                               ----------                                     ----------
   Total liabilities and Stockholders'
     equity...................                 $  167,018                                     $  150,481
                                               ==========                                     ==========

Net interest income...........                                 $      921                                     $      924
                                                               ==========                                     ==========
Interest rate spread (1)......                                                      1.87%                                      2.07%
                                                                                    =====                                     =====
Net interest-earning assets (2)                $   18,012                                     $   18,095
                                               ==========                                     ==========
Net interest margin (3).......                                       2.31%                                       2.51%
                                                               ==========                                      ======
Average interest-earning assets to average
   interest-bearing liabilities                       113%                                     115%
                                               ==========                                     ====
   ---------------------

(1) Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by total interest-earning assets.


                                                                          For the Nine Months Ended September 30,
                                               -------------------------------------------------------------------------------------
                                                                   2007                                            2006
                                               -------------------------------------------------------------------------------------
                                                                                  Interest                                  Interest
                                                  Average         Income/          Yield/        Average         Income/      Yield/
                                                  Balance         Expense          Cost          Balance         Expense      Cost
                                               ----------     -----------     -----------    -----------      ----------    --------
Interest-earning assets:
Loans.........................                 $  120,622      $    5,394            5.96%    $  113,931           5,004       5.86%
Securities - taxable..........                     20,067             770            5.12         20,256             692       4.56
Mortgage-backed securities....                      6,339             199            4.19          7,164             228       4.24
Other.........................                      4,322             167            5.15          1,940              63       4.33
                                               ----------      ----------                     ----------      ----------
   Total interest-earning assets                  151,350           6,530            5.75        143,291           5,987       5.57
                                                               ----------     -----------                     ----------    --------
Noninterest-earning assets....                      5,636                                          3,147
                                               ----------                                     ----------
   Total assets...............                 $  156,986                                     $  146,438
                                               ==========                                     ==========

Interest-bearing liabilities:
NOW accounts..................                 $    5,537              26          0.63       $    3,575              14       0.52
Passbook savings..............                     14,542             132          1.21           12,127              60       0.66
Money market savings.........                      10,498             225          2.86           10,646             187       2.34
Individual retirement accounts                     15,578             511          4.37           14,789             421       3.80
Certificates of deposit.......                     68,234           2,279          4.45           64,231           1,811       3.76
Borrowings....................                     21,519             786          4.87           20,489             689       4.48
                                               ----------      ----------                     ----------      ----------
   Total interest-bearing
     liabilities..............                    135,908           3,959           3.88%        125,857           3,182       3.37%
                                               ----------     -----------     ----------     -----------      ----------      -----
Noninterest-bearing liabilities:
Demand deposits.........                            3,197                                          4,068
Other.........................                      2,294                                          2,957
                                               ----------                                     ----------
     Total liabilities........                    141,399                                        132,882
Stockholders' equity..........                     15,587                                         13,556
                                               ----------                                     ----------
   Total liabilities and Stockholders'
     equity...................                 $  156,986                                     $  146,438
                                               ==========                                     ==========

Net interest income...........                                 $    2,571                                     $    2,805
                                                               ==========                                     ==========
Interest rate spread (1)......                                                     1.87%                                       2.20%
                                                                              =========                                       =====
Net interest-earning assets (2)                $   15,442                                     $   17,434
                                               ==========                                     ==========
Net interest margin (3).......                                      2.26%                                          2.61%
                                                               =========                                      =========
Average interest-earning assets to average

   interest-bearing liabilities                       111%                                           114%
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

Comparison of Operating Results for the Three Months Ended September 30, 2007 and September 30, 2006

         General. We had a net loss of $1,000 for the three months ended September 30, 2007 compared to net income of $27,000 for the three months ended September 30, 2006. The $28,000 decrease was attributable to a $3,000 decrease in net interest income, $118,000 increase in other expenses, partially offset by an $83,000 increase in other income, and a $10,000 decrease in the provision for income taxes.

         Interest and Dividend Income. Interest and dividend income increased by $226,000, or 10.8% to $2.3 million for the three months ended September 30, 2007 from $2.1 million for the three months ended September 30, 2006. The increase in interest and dividend income resulted from a $103,000 increase in other interest income due to a higher volume of interest earning cash deposits at correspondent banks due to proceeds received from the Company's stock offering, an increase in loans of $66,000 with larger volumes in mortgages and home equity loans, an increase in securities income of $53,000 with additional volume in investments, and an increase in interest on mortgage backed securities of $4,000. Average interest-earning assets increased by $12.4 million, or 8.4%, to $159.8 million for the three months ended September 30, 2007 from $147.4 million for the three months ended September 30, 2006. The average yield on interest earning assets increased by 13 basis points to 5.78% for the three months ended September 30, 2007 compared to 5.65% for the three months ended September 30, 2006 reflecting modest increases in most asset categories yields with higher yielding assets added to their respective categories within the last year.

         Interest Expense. Interest expense increased $229,000, or 19.1%, to $1.4 million for the three months ended September 30, 2007 from $1.2 million for the three months ended September 30, 2006. The increase in interest expense resulted from an increase in both the average balance and average cost of interest-bearing liabilities. The average balance of interest-bearing liabilities increased $12.5 million, or 9.7%, to $141.8 million for the three months ended September 30, 2007 compared to $129.3 million for the three months ended September 30, 2006. The average cost of interest-bearing liabilities increased by 33 basis points to 3.91% for the three months ended September 30, 2007 from 3.58% for the three months ended September 30, 2006. The average cost of deposit accounts increased by 39 basis points to 3.76% for the three months ended September 30, 2007 compared to 3.37% for the three months ended December 31, 2006. In addition, the average cost of borrowings from the Federal Home Loan Bank increased by 22 basis points to 4.86% for the three months ended September 30, 2007 compared to 4.64% for the three months ended September 30, 2006. The increase in interest expense reflects the trend of rising interest rates for new and renewing deposits over the last twelve months.

         Based upon current market rates, we expect our cost of funds to stabilize in the fourth quarter of 2007. We have $22.2 million of certificates of deposit that will mature during the fourth quarter of 2007 with a weighted average cost of 4.49%. Based on current market rates, if these funds remain with Fairport Savings Bank with similar maturities, the rates we pay on these deposits would not materially change.

         Net Interest Income. Net interest income decreased $3,000, or 0.3%, to $921,000 for the three months ended September 30, 2007 from $924,000 for the three months ended September 30, 2006. The decrease in net interest income was due primarily to a 33 basis point increase in the average cost of our interest-bearing liabilities, while the average yield on our interest-earning assets increased by only 13 basis points. The decrease in the net interest income was primarily due to the interest rate sensitive liabilities on our balance sheet consisting mainly of savings, money market and certificates of deposit accounts repricing at a higher interest rate and at a faster speed compared to the assets on our balance sheet that are comprised of mainly fixed rate securities and loans. Our net interest margin decreased 20 basis points to 2.31% for the three months ended September 30, 2007 from 2.51% for the three months ended September 30, 2006.

         Provision for Loan Losses. Based on management's evaluation of the factors that determine the level of the allowance for loan losses, we recorded no provision for loan losses for the three month periods ended September 30, 2007 and September 30, 2006. We continue to maintain exceptional credit quality within our loan portfolio with one charge-off for $3,000 recorded for the three months ended September 30, 2007. The allowance for loan losses as of September 30, 2007 was $319,000, or 0.26% of total loans, compared to $322,000, or 0.27%
of total loans as of December 31, 2006. We had non-accrual loans totaling $100,000, or 0.08% of total loans receivable as of September 30, 2007 compared to $171,000, or 0.14% of loans receivable in non-accrual status as of September 30, 2006. We had $41,000 in foreclosed real estate as of September 30, 2007 and no foreclosed real estate as of December 31, 2006.

         Other Income. Other income increased by $83,000, or 96.5%, to $169,000 for the three months ended September 30, 2007 compared to $86,000 for the three months ended September 30, 2006. The increase in other income was primarily the result of an $81,000 gain on the sale of available for sale securities.

         Other Expense. Other expense increased $118,000, or 12.1%, to $1.1 million for the three months ended September 30, 2007 compared to $973,000 for the three months ended September 30, 2006. The increase was the result of $29,000 in additional salaries and benefits expense primarily due to annual cost of living raises, staffing of the Irondequoit branch, ESOP expense of $26,000, an increase of $47,000 in occupancy expenses consisting primarily of leasing costs, maintenance and depreciation of the Irondequoit branch, an increase of $12,000 in advertising due to direct mail costs of a free checking program, and an increase of $46,000 in miscellaneous other expenses, primarily related to the Irondequoit branch as well as increased costs associated with being a newly registered public company, partially offset by a decrease in data processing costs of $16,000 by switching vendors for POS/ debit card processing.

         Income Tax Expense/Benefit. We had a pre-tax loss of $1,000 for the three months ended September 30, 2007 versus a pre-tax profit of $37,000 for the three months ended September 30, 2006, which resulted in no provision for income taxes for the three months ended September 30, 2007, versus a $10,000 provision for income taxes for the three months ended September 30, 2006, a change of $10,000.

Comparison of Operating Results for the Nine Months Ended September 30, 2007 and September 30, 2006

         General. We had a net loss of $248,000 for the nine months ended September 30, 2007 compared to net income of $191,000 for the nine months ended September 30, 2006. The $439,000 decrease was attributable to a decrease in net interest income of $234,000, an increase in other expense of $514,000, offset partially by an increase in other income of $69,000, and a decrease in income taxes of $240,000. The decrease in net interest income resulted from a decrease in our net interest margin of 35 basis points and the increase in other expenses resulted primarily from the additional cost of salaries and benefits, occupancy, and other operating expenses incurred in connection with the operation of our Irondequoit branch that opened in January 2007. The increase in other income was primarily the result of an $81,000 gain on sale of securities available for sale.

         Interest and Dividend Income. Interest and dividend income increased by $543,000, or 9.1% to $6.5 million for the nine months ended September 30, 2007 from $6.0 million for the nine months ended September 30, 2006. The increase in interest and dividend income resulted primarily from a $390,000, or 7.8%, increase in interest income from loans with larger volumes of mortgages and home equity loans, a $104,000, or 165.1% increase in other interest from short term interest earning cash deposits at correspondent banks, a $78,000, or 11.3% increase in securities income resulting from additional volume in Government Agency bonds, partially offset by a $29,000, or 12.7%, decrease in interest income resulting from a decrease in mortgage backed securities volume. Average interest-earning assets increased by $8.1 million, or 5.7%, to $151.4 million for the nine months ended September 30, 2007 from $143.3 million for the nine months ended September 30, 2006. The yield on interest earning assets increased by 18 basis points to 5.75% for the nine months ended September 30, 2007 compared to 5.57% for the nine months ended September 30, 2006, reflecting modest increases with higher yielding mortgages, securities and interest earning cash deposits.

         Interest Expense. Interest expense increased $777,000, or 24.3%, to $4.0 million for the nine months ended September 30, 2007 from $3.2 million for the nine months ended September 30, 2006. The increase in interest expense resulted from an increase in both the average balance and average cost of interest-bearing liabilities. The average balance of interest-bearing liabilities increased $10.0 million, or 7.9%, to $135.9 million for the nine months ended September 30, 2007 compared to $125.9 million for the nine months ended September 30, 2006. The average cost of interest-bearing liabilities increased by 51 basis points to 3.88% for the six months ended September 30, 2007 from 3.37% for the nine months ended September 30, 2006. The average cost of deposit accounts increased by 55 basis points to 3.70% for the nine months ended September 30, 2007 compared to 3.15% for the nine months ended September 30, 2006. In addition, the average cost of Federal Home Loan Bank advances increased by 39 basis points to 4.87% for the nine months ended September 30, 2007 compared to 4.48% for the nine months ended September 30, 2006. The interest expense increase was primarily attributable to customer preference for higher yielding certificates of deposits in the higher short term interest rate environment that we are currently experiencing. We did offer higher than market promotional interest rates on savings, money market and certificate of deposit accounts in the Irondequoit branch during the first six months of 2007; however we will experience lower cost of funds and some deposit run-off as the certificates of deposit begin to renew in the fourth quarter of 2007.

         Net Interest Income. Net interest income decreased $234,000, or 8.4%, to $2.6 million for the nine months ended September 30, 2007 from $2.8 million for the nine months ended September 30, 2006. The decrease in net interest income was due primarily to a 51 basis point increase in the average cost of our interest-bearing liabilities, while the average yield on our interest-earning assets increased by only 18 basis points, as the flat yield curve that we experienced for much of the 9 months ended September 30, 2007 continued to decrease our net interest rate spread and net interest margin. Our net interest margin decreased 35 basis points to 2.26% for the nine months ended September 30, 2007 from 2.61% for the nine months ended September 30, 2006.

         Provision for Loan Losses. Based on management's evaluation of the factors that determine the level of the allowance for loan losses, we recorded no provision for loan losses for the nine month periods ended September 30, 2007 and September 30, 2006. We continue to maintain exceptional credit quality within our loan portfolio with one charge-off for $3,000 recorded for the nine months ended September 30, 2007. The allowance for loan losses as of September 30, 2007 was $319,000, or 0.26% of total loans, compared to $322,000, or 0.27%
of total loans as of December 31, 2006. We had non-accrual loans totaling $100,000, or 0.08% of total loans receivable as of September 30, 2007 compared to $171,000, or 0.14% of loans in non-accrual status as of December 31, 2006. We had $41,000 in foreclosed real estate as of September 30, 2007 and no foreclosed real estate as of December 31, 2006.

         Other Income. Other income increased $69,000, or 26.6%, to $328,000 for the nine months ended September 30, 2007 compared to $259,000 for the nine months ended September 30, 2006. The increase in other income was primarily the result of an $81,000 realized gain on the sale of available for sale securities, an increase of $18,000 in service fees on overdrawn checking accounts, an increase of $15,000 in other miscellaneous income including mortgage fees and ATM fees, partially offset by a $45,000 decrease in fee income from Oakleaf Services Corporation, our subsidiary that offers non-deposit investment products such as annuities, insurance and mutual funds. Oakleaf Services Corporation's decrease in fee income is reflective of typical volume and fee income in the nine months ended September 30, 2007 compared to exceptionally strong volume and fee income in the nine months ended September 30, 2006.

         Other Expense. Other expense increased $514,000, or 18.4%, to $3.3 million for the nine months ended September 30, 2007 compared to $2.8 million for the nine months ended September 30, 2006. The increase was the result of an additional $187,000 in salaries and benefits expense primarily due to annual cost of living raises effective January 1 of each year, staffing of the Irondequoit branch which was not open in 2006, and ESOP expense of $26,000, an increase of $129,000 in occupancy expenses consisting primarily of leasing costs, maintenance and depreciation of the Irondequoit branch, an increase of $93,000 in advertising expense with the Irondequoit branch and direct mail expense associated with a free checking program, and an increase of $105,000 in miscellaneous other expenses related to the Irondequoit branch as well as increased costs associated with being a newly registered public company.

         Income Tax Expense/Benefit. We had a pre-tax loss of $386,000 for the nine months ended September 30, 2007 versus a pre-tax profit of $293,000 for the nine months ended September 30, 2006, which resulted in a $138,000 tax benefit for the nine months ended September 30, 2007, versus a $102,000 tax provision for the nine months ended September 30, 2006, a change of $240,000. The effective tax rate was (35.8%) for the nine months ended September 30, 2007 compared to 34.8% for the nine months ended September 30, 2006.

Liquidity and Capital Resources

         Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of New York, maturities and principal repayments of securities, and recently, but to a lesser extent, loan sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our asset/liability management committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 4.0% or greater. For the nine months ended September 30, 2007, our liquidity ratio averaged 6.8%. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2007.

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

         Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2007, cash and cash equivalents totaled $8.0 million.

         Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

         At September 30, 2007, we had $2.9 million in loan commitments outstanding. In addition to commitments to originate loans, we had $7.6 million in unused lines of credit to borrowers. Certificates of deposit, including individual retirement accounts comprised solely of certificates of deposits, due within one year of September 30, 2007 totaled $57.6 million, or 65.7% of our certificates of deposit and 47.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including certificates of deposit, and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit at September 30, 2007. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

         Our primary investing activity is originating loans. During the nine months ended September 30, 2007, we originated $12.4 million of loans, and during the nine months ended September 30, 2006, we originated $23.6 million of loans. We purchased $12.4 million of securities held-to-maturity during the nine months ended September 30, 2007 year as compared to $1.5 million of securities-held-to-maturity purchases during the nine months ended September 30, 2006.

         Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $12.6 million for the nine months ended September 30, 2007 compared to a net increase of $3.3 million for the nine months ended September 30, 2006. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

         Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provides an additional source of funds. Federal Home Loan Bank advances decreased by $8.2 million to $19.8 million for the nine months ended September 30, 2007, compared to a net increase of $2.3 million during the nine months ended September 30, 2006. Federal Home Loan Bank advances have primarily been used to fund loan demand. At September 30, 2007, we had the ability to borrow approximately $94.0 million from the Federal Home Loan Bank of New York, of which $19.8 million had been advanced.

         Fairport Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2007, Fairport Savings Bank exceeded all regulatory capital requirements. The Bank's leverage (Tier 1) capital at September 30, 2007 was $16.3 million, or 10.05% of adjusted assets. In ordered to be classified as "well capitalized" under regulatory guidelines, the Bank is required to have Tier 1 capital of $8.1 million, or 5.00% of adjusted assets. To be classified as a well capitalized bank under regulatory guidelines, the Bank must have a total risk-based capital ratio of 10.0%. The Bank's total risk-based capital ratio at September 30, 2007 was 22.33%.

         The net proceeds from the stock offering increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations were enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity will be adversely affected in periods following the stock offering.

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

         At September 30, 2007 and 2006, we had $2.9 million and $3.0 million, respectively, of commitments to grant loans, and $7.6 million and $7.7 million, respectively, of unfunded commitments under lines of credit.

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



Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  (a) There were no sales of unregistered securities during the period covered by this Report.
  (b) The stock offering, which was completed on August 10, 2007, resulted in gross proceeds of $8.4 million through the sale of 838,950 shares at a price of $10 per share. Expenses related to the offering were $929,000. Net proceeds of the offering were approximately $7.5 million.

         The Company loaned $699,720 to the Bank's ESOP in connection with the stock offering. In addition to the funds used for the ESOP loan, approximately $3 million of the net proceeds of the offering were retained by the Company and the remainder of the net proceeds were contributed to the Bank in the form of additional paid in capital. All such proceeds have been invested in short-term investments or have been used to fund loan originations.
  (c) There were no issuer repurchases of securities during the period covered by this Report.

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

10.3     Form of Employee Stock Ownership Plan*

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------------------------
* Filed as exhibits to the Company's Registration Statement on Form SB-2, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-141380).

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FSB COMMUNITY BANKSHARES, INC.


Date:    November 14, 2007                  /s/ Dana C. Gavenda
                                           -------------------------------------
                                           Dana C. Gavenda
                                           President and Chief Executive Officer


Date:    November 14, 2007                  /s/ Kevin D. Maroney
                                           -------------------------------------
                                           Kevin D. Maroney
                                           Senior Vice President and Chief
                                            Financial Officer