Form 10KSB
period 2007-12-31
FSB Community Bankshares Inc
filed 2008-03-31
CIK 1389797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ______________________

Commission File Number: 001- 52751

FSB Community Bankshares, Inc.
(Exact Name of Registrant as Specified in its Charter)

United States	74-3164710
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

45 South Main Street, Fairport, New York	14450
(Address of Principal Executive Offices)	(Zip Code)

                              (585) 223-9080
(Issuer’s Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
None

Name of Each Exchange
Title of Class	On Which Registered

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.10 per share

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
1.	YES ☒	NO ☐
2.	YES ☒	NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)
YES ☐	NO ☒

State Issuer’s revenues for its most recent fiscal year:	$9.2 million

The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on March 27, 2008 ($7.35 per share) was $6.15 million.

As of March 27, 2008, there were 1,785,000 shares of the Registrant’s common stock, par value $0.10 per share, outstanding, of which 946,050 shares, or 53%, were held by FSB Community Bankshares, MHC, the Registrant’s mutual holding company.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2008 Annual Meeting of Stockholders (Parts II and III).
2.	Annual Report to Shareholders for the year ended December 31, 2007 (Part II).

Transitional Small Business Disclosure Format:  YES   ☐   NO  ☒

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Forward-Looking Statements

This Annual Report contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.”  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature.  These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, commercial and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

FSB Community Bankshares, MHC

FSB Community Bankshares, MHC is a federally chartered mutual holding company and currently owns 53% of the outstanding common stock of FSB Community Bankshares, Inc.  FSB Community Bankshares, MHC has not engaged in any significant business other than owning the common stock of FSB Community Bankshares, Inc.  So long as FSB Community Bankshares, MHC exists, it is required to own a majority of the voting stock of FSB Community Bankshares, Inc.  The executive office of FSB Community Bankshares, MHC is located at 45 S. Main Street, Fairport, New York 14450, and its telephone number is (585) 223-9080.  FSB Community Bankshares, MHC is subject to comprehensive regulation and examination by the Office of Thrift Supervision.

FSB Community Bankshares, Inc.

FSB Community Bankshares, Inc. is a federally chartered mid-tier stock holding company of Fairport Savings Bank.   FSB Community Bankshares, Inc. owns 100% of the common stock of Fairport Savings Bank and has approximately $3.0 million in investment securities.   FSB Community Bankshares, Inc. has not engaged in any significant business activity other than owning the common stock of Fairport Savings Bank and $3.0 million in investment securities, and currently does not intend to expand materially its business activities, other than through its ownership of Fairport Savings Bank (the “Bank”).

FSB Community Bankshares, Inc. completed its initial public offering on August 10, 2007 by selling 838,950 shares, or 47.0% of our outstanding common stock, at a price of $10.00 per share, to the Bank’s eligible depositors, the Bank’s employee stock ownership plan and the public.  Additionally, we issued 946,050 shares, or 53.0% of our common stock, to FSB Community Bankshares, MHC our federally chartered mutual holding company parent.

At December 31, 2007, we had total consolidated assets of $167.6 million, total deposits of $119.2 million and stockholders’ equity of $20.1 million.  Our consolidated net loss for the year ended December 31, 2007 was $281,000.

Our executive offices and the Bank’s executive offices are located at 45 South Main Street, Fairport, New York 14450, and our telephone number is (585) 223-9080.

Our website address is www.fairportsavingsbank.com. Information on our website is not and should not be considered a part of this Annual Report on Form 10-KSB.

Fairport Savings Bank

Fairport Savings Bank is a federally chartered savings bank headquartered in Fairport, New York and was originally founded in 1888.  Fairport Savings Bank conducts business from its main office in Fairport, New York and two branches located in Penfield, New York which opened in 2003 and Irondequoit, New York, which opened in January 2007.  The telephone number at its main office is (585) 223-9080.  Fairport Savings Bank is subject to comprehensive regulation and examination by the OTS.

Our principal business consists of originating one- to four-family residential real estate mortgage loans and home equity lines of credit, and to a lesser extent, originations of commercial real estate, multi-family, construction and other consumer loans.  We attract retail deposits from the general public in the areas surrounding our main office and our branch offices. We offer our customers a variety of deposit products with interest rates that are competitive with those of similar products offered by other financial institutions in our market area.  We retain substantially all of the loans that we originate.  Loans that we sell consist of long-term, fixed-rate residential real estate mortgage loans.  We retain the servicing rights on all loans that we sell.  Our loans are sold without recourse.  We have not entered into loan participations in recent years.  Our revenues are derived primarily from interest on loans and, to a lesser extent, interest on investment securities and mortgage-backed securities. We also generate revenues from fees and service charges.  Our primary sources of funds are deposits, borrowings, and principal and interest payments on loans and securities. Additionally, we derive a portion of our non-interest income through Oakleaf Services Corporation, our subsidiary that offers non-deposit investments such as annuities, insurance products and mutual funds.

Market Area

Fairport Savings Bank considers its market area to consist of Monroe County, New York, and to a lesser extent, the surrounding counties in Western New York. Monroe County is a suburban market dominated by the City of Rochester, the third largest city in the State of New York. In 2006, Monroe County had a population of 746,000. The Monroe County economy is largely dependent on local businesses and institutions. The University of Rochester and Strong Memorial Hospital were two of the largest employers in the Rochester area in 2006. Rochester is also home to a number of international businesses, including Eastman Kodak, Bausch & Lomb, Constellation Brands and Paychex. Additionally, Xerox, while no longer headquartered in Rochester, has its principal offices and manufacturing facilities in Monroe County.

Competition

We face intense competition in our market areas both in making loans and attracting deposits.  Our market areas have a high concentration of financial institutions, including large money center and regional banks, community banks and credit unions.  We face additional competition for deposits from money market funds, brokerage firms, mutual funds and insurance companies.  Some of our competitors offer products and services that we currently do not offer, such as commercial business loans, trust services and private banking.

The majority of our depositors live and/or work in Monroe County, New York.  At June 30, 2007, the latest date for which information is available through the Federal Deposit Insurance Corporation, we held approximately 1.3% of the thrift and bank deposits available in Monroe County.

Our primary strategy for increasing and retaining our customer base is to offer competitive deposit and loan rates and product features, delivered with exceptional customer service.  Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our role as a community bank.

Lending Activities

Our principal lending activity is the origination of first mortgage loans to purchase or refinance one- to four-family residential real estate.  We also originate a significant number of home equity lines of credit and, to a lesser extent, multi-family residential, construction, commercial real estate and other loans (consisting of automobile, passbook, overdraft protection and unsecured loans).  At December 31, 2007, one- to four-family residential real estate mortgage loans totaled $113.3 million, or 91.2% of our loan portfolio, home equity lines of credit totaled $6.6 million, or 5.3% of our loan portfolio, commercial real estate loans totaled $2.1 million or 1.7% of our loan portfolio, and other loans totaled $2.2 million or 1.8% of our loan portfolio.

Our strategic plan continues to focus on residential real estate lending, whereby a portion of fixed-rate long term residential loan originations will be sold, on a servicing retained basis, to increase non-interest income, and the remaining loans will be added to our loan portfolio for interest earning income.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated, excluding loans held for sale.

	At December 31,
	2007		2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
One- to four-family residential(1)	$113,267	91.2%	$109,786	90.6%
Home equity lines of credit	6,622	5.3	6,929	5.7
Multi-family residential	918	0.7	1,040	0.9
Construction(2)	1,114	0.9	380	0.3
Commercial	2,123	1.7	2,745	2.3
Other loans	200	0.2	241	0.2

Total loans receivable	124,244	100.0%	121,121	100.0%
Deferred loan costs	401		338
Allowance for loan losses	(319)		(322)

Total loans receivable, net	$124,326		$121,137

_____________________
(1) Includes $4.7 million and $3.9 million of closed-end home equity loans at December 31, 2007 and 2006, respectively.
(2) Represents amounts disbursed at December 31, 2007 and 2006.

Loan Portfolio Maturities.  The following table summarizes the scheduled repayments of our gross loan portfolio at December 31, 2007.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2008.  Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One-to- Four Family Residential Real Estate Loans	Home Equity Lines of Credit	Multi- Family Residential Real Estate Loans	Construction Loans	Commercial Real Estate Loans	Other Loans	Total
	(In thousands)
Due During the Years Ending December 31,
2008	$40	$—	$—	$—	$151	$39	$230
2009	135	—	—	—	13	52	200
2010	192	—	—	—	144	39	375
2011 to 2012	2,527	—	67	—	81	70	2,745
2013 to 2017	21,068	—	318	—	337	—	21,723
2018 to 2022	31,502	—	124	348	858	—	32,832
2023 and beyond	57,803	6,622	409	766	539	—	66,139

Total	$113,267	$6,622	$918	$1,114	$2,123	$200	$124,244

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2007 that are contractually due after December 31, 2008.

	Due After December 31, 2008
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
One- to four-family residential	$104,597	$8,630	$113,227
Home equity lines of credit	—	6,622	6,622
Multi-family residential	434	484	918
Construction	1,114	—	1,114
Commercial	802	1,170	1,972
Other loans	161	—	161
Total	$107,108	$16,906	$124,014

One- to Four-Family Residential Real Estate Mortgage Loans.  Our primary lending activity is the origination of one- to four-family residential real estate mortgage loans.  At December 31, 2007, $113.3 million, or 91.2% of our total loan portfolio, consisted of one- to four-family residential real estate mortgage loans.  We offer conforming and non-conforming, fixed-rate and adjustable-rate residential real estate mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $750,000.

We currently offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments, and adjustable-rate mortgage loans that provide an initial fixed interest rate for one, three, five, seven or ten years and that amortize over a period of up to 30 years.  We originate fixed-rate mortgage loans with terms of less than 15 years, but at rates applicable to our 15-year loans.  We originate fixed-rate bi-weekly mortgage loans with terms of up to 30 years that are fully amortizing with bi-weekly loan payments.  We also offer “interest only” loans, where the borrower pays interest for an initial period (ten years), after which the loan converts to a fully amortizing loan.

One- to four-family residential real estate mortgage loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which at December 31, 2007 was $417,000 for single-family homes.  We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.”  We generally underwrite jumbo loans in a manner similar to conforming loans generally with increased rates.  These loans are generally eligible for sale to various firms that specialize in purchasing non-conforming loans.  Jumbo loans are not uncommon in our market area.  For first mortgage loans with loan-to-value ratios in excess of 80% we require private mortgage insurance.

As a result of our conservative underwriting standards, we believe that we do not have any loans in our loan portfolio that are considered sub-prime.

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgages.  Depending on market interest rates and our capital and liquidity position, we may retain all of our newly originated longer-term fixed-rate residential mortgage loans, or we may sell all or a portion of such loans in the secondary mortgage market to government sponsored entities such as Freddie Mac or other purchasers.

During periods of low market interest rates, we attempt to sell a portion of our newly originated fixed-rate residential real estate mortgage loans.  Our ability to sell these fixed-rate loans has been constrained in recent periods by rising interest rates. During 2007, we sold $1.0 million in loans. For the year ended December 31, 2007, we received servicing fees of $5,000.  As of December 31, 2007, the principal balance of loans serviced for others totaled $2.8 million.

We currently offer several adjustable-rate mortgage loans secured by residential properties with interest rates that are fixed for an initial period ranging from one year to ten years.  After the initial fixed period, the interest rate on adjustable-rate mortgage loans is generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board, subject to periodic and lifetime limitations on interest rate changes.  All of our interest-only loans and our traditional adjustable-rate mortgage loans with initial fixed-rate periods of one, three, five, seven and ten years have initial and periodic caps of two percentage points on interest rate changes, with a cap of six percentage points for the life of the loan.  Many of the borrowers who select these loans have shorter-term credit needs than those who select long-term, fixed-rate mortgage loans.  We do not offer “Option ARM” loans, where borrowers can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan.

Adjustable-rate mortgage loans generally present different credit risks than fixed-rate mortgage loans primarily because the underlying debt service payments of the borrowers increase as interest rates increase, thereby increasing the potential for default.  Interest-only loans present different credit risks than fully amortizing loans, as the principal balance of the loan does not decrease during the interest-only period.  As a result, our exposure to loss of principal in the event of default does not decrease during this period.

We generally require title insurance on all of our one- to four-family residential real estate mortgage loans, and we also require that borrowers maintain fire and extended coverage casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements.  For fixed-rate mortgage loans with terms of fifteen years or less, we will accept an attorney’s letter in lieu of title insurance.  A majority of our residential real estate mortgage loans have a mortgage escrow account from which disbursements are made for real estate taxes and flood insurance.  We do not conduct environmental testing on residential real estate mortgage loans unless specific concerns for hazards are identified by the appraiser used in connection with the origination of the loan.

Home Equity Lines of Credit.  We also offer home equity lines of credit, which are primarily secured by a second mortgage on one- to four-family residences.  At December 31, 2007, home equity lines of credit totaled $6.6 million, or 5.3% of total loans receivable.  At this date we had an additional $7.1 million of undisbursed home equity lines of credit.

The underwriting standards for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan.  The combined loan-to-value ratio (first and second mortgage liens) for home equity lines of credit is generally limited to 90%.  We originate our home equity lines of credit without application fees or borrower-paid closing costs.  Our home equity lines of credit are offered with adjustable rates of interest indexed to the prime rate, as reported in The Wall Street Journal.

Multi-Family Residential Loans.  Loans secured by multi-family real estate totaled approximately $918,000, or  0.7%, of the total loan portfolio at December 31, 2007.  Multi-family residential loans generally are secured by rental properties.  All multi-family residential loans are secured by properties located within our lending area.  At December 31, 2007, we had six multi-family loans with an average principal balance of $153,000, and the largest multi-family real estate loan had a principal balance of $409,000.  All of our loans secured by multi-family real estate loans are performing in accordance with their terms.  Multi-family real estate loans are offered with fixed and adjustable interest rates.  Multi-family real estate loans are originated for terms of up to 20 years.  Adjustable-rate multi-family real estate loans are tied to the average yield on U.S. Treasury securities, subject to periodic and lifetime limitations on interest rate changes.

We consider a number of factors in originating multi-family real estate loans.  We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan.  When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions.  In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 120% of the monthly debt service and the ratio of the loan amount to the appraised value of the mortgaged property.  Multi-family real estate loans are originated in amounts up to 70% of the appraised value of the mortgaged property securing the loan.  All multi-family loans are appraised by outside independent appraisers approved by the board of directors.

Loans secured by multi-family real estate generally involve a greater degree of credit risk than one-to four-family residential mortgage loans and carry larger loan balances.  This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by multi-family real estate typically depends upon the successful operation of the real estate property securing the loans.  If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

Construction Loans.  We also originate construction loans for the purchase of developed lots and for the construction of single-family residences.  Construction loans are offered to individuals for the construction of their personal residences by a qualified builder (construction/permanent loans).  At December 31, 2007, construction loans totaled $1.1 million, or 0.9% of total loans receivable.  At December 31, 2007, the additional unadvanced portion of these construction loans totaled $270,000.

Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser.  We generally also review and inspect each property before disbursement of funds during the term of the construction loan.

Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions.  If the estimate of construction cost proves to be inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property.  Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the loan.

Commercial Real Estate Loans.  At December 31, 2007, $2.1 million, or 1.7% of our total loan portfolio consisted of commercial real estate loans.  Commercial real estate loans are secured by office buildings, mixed use properties, places of worship and other commercial properties.  We generally originate adjustable-rate commercial real estate loans with maximum terms of up to 15 years.  The maximum loan-to-value ratio of commercial real estate loans is 70%.  At December 31, 2007, we had 18 commercial real estate loans with an average outstanding balance of $117,000.  At December 31, 2007, our largest loan secured by commercial real estate consisted of a $539,000 loan secured by an office building/warehouse. At December 31, 2007 this loan was performing in accordance with its terms.  At December 31, 2007 all of our loans secured by commercial real estate were performing in accordance with their terms.

We consider a number of factors in originating commercial real estate loans.  We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan.  When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions.  In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 120% of the monthly debt service, and the ratio of the loan amount to the appraised value of the mortgaged property.  Commercial real estate loans are originated in amounts up to 70% of the appraised value of the mortgaged property securing the loan.  All commercial loans are appraised by outside independent appraisers approved by the board of directors.  Personal guarantees are generally obtained from commercial real estate borrowers.

Loans secured by commercial real estate generally are larger than one- to four-family residential loans and involve greater credit risk.  Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers.  Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general.  Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate.

Other Loans.  We offer a variety of loans secured by property other than real estate.  These loans include automobile, passbook, overdraft protection and unsecured loans.  At December 31, 2007, these other loans totaled $200,000, or 0.2% of the total loan portfolio.

Loan Originations, Sales, and Servicing.  Lending activities are conducted by our loan personnel operating at our main and branch office locations and through local mortgage brokers.  All loans that we originate are underwritten pursuant to our policies and procedures, which incorporate Freddie Mac underwriting guidelines to the extent applicable.  We originate both adjustable-rate and fixed-rate loans.  Our ability to originate fixed or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates.  Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in deceased loan demand.  Historically, a majority of our one- to four-family residential real estate mortgage loan originations have been generated by local mortgage brokers, as well as our in-house loan representatives.  Loans obtained from brokers are underwritten and funded by us.  We also obtain referrals from existing or past customers and by referrals from local builders, real estate brokers and attorneys.

We sell our loans without recourse.  Historically, we have retained the servicing rights on all residential real estate mortgage loans that we have sold, and we intend to continue this practice in the future.  At December 31, 2007, we were servicing loans owned by others with a principal balance of $2.8 million.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.  We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. We have not engaged in loan purchases or entered into loan participations in recent years.

The following table shows our loan originations, sales and repayment activities for the years indicated.

	For the year ended December 31,
	2007	2006
	(In thousands)

Total loans at beginning of period	$121,121	$108,601
Loan originations:
Real estate loans:
One-to four-family residential	19,198	22,721
Home equity lines of credit	1,431	2,295
Multi-family residential	—	137
Construction	—	1,115
Commercial	—	—
Other loans	113	165
Total loans originated	20,742	26,433

Sales and loan principal repayments:
Deduct:
Principal repayments	16,605	12,734
Loan sales	1,014	1,179
Net loan activity	3,123	12,520
Total loans at end of period	$124,244	$121,121

Loan Approval Policy and Authority.  Fairport Savings Bank’s lending activities follow written, non-discriminatory underwriting standards and loan origination policies approved by Fairport Savings Bank’s board of directors.  The loan approval process is intended to assess the borrower’s ability to repay the loan and value of the property that will secure the loan.  To assess the borrower’s ability to repay, we review the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower.

We generally require independent third-party appraisals of real property securing loans.  Appraisals are performed by independent licensed appraisers.  All appraisers are approved by the board of directors annually.

Loans to One Borrower.  A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral, which generally does not include real estate.  Our loans to one borrower limit under this regulation is $5.0 million (including the additional amount).  Our policy provides that loans to one borrower (or related borrowers) should not exceed $750,000.  At December 31, 2007, we had two loans exceeding this amount, the largest of which totaled $974,000 and was secured by the borrower’s primary residence. This loan was performing in accordance with its terms.  Our next largest lending relationship to one borrower at December 31, 2007 totaled $898,000, and was secured by the borrower’s primary residence. This loan was performing in accordance with its terms.

Non-Performing Assets and Delinquent Loans

System-generated late notices are mailed to borrowers after the late payment “grace period,” which is 15 days in the case of all loans secured by real estate and 10 days in the case of other loans.  A second notice will be mailed to borrowers if the loan remains past due after 30 days.  When a loan is more than 60 days past due, we attempt to contact the borrower and develop a plan of repayment.  By the 90th day of delinquency, we will have our attorneys issue a demand letter.  The demand letter will require the borrowers to bring the loan current within 30 days in order to avoid the beginning of foreclosure proceedings for loans secured by real estate.  With respect to automobile loans we will seek to repossess the vehicle if the loan is 90 days delinquent.  A report of all loans 30 days or more past due is provided to the board of directors monthly.

Loans are generally placed on non-accrual status when payment of principal or interest is more than 90 days delinquent, unless the loans are well-secured and in the process of collection.  Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt or if the loan has been restructured.  At December 31, 2007 and December 31, 2006, we had no restructured loans. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received.  The loan may be returned to accrual status if unpaid principal and interest are repaid so that the loan is less than 90 days delinquent and a satisfactory payment history has been established.  Loans not secured by real estate will be charged-off if they become 120 days past due.

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2007	2006
	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
One- to four-family residential	$63	$143
Home equity lines of credit	—	28
Multi-family residential	—	—
Construction	—	—
Commercial	—	—
Other loans	—	—
Total	63	171

Accruing loans 90 days or more past due:	—	—

Total non-performing loans	63	171

Foreclosed real estate	—	—
Other non-performing assets	—	—

Total non-performing assets	$63	$171

Ratios:
Total non-performing loans to total loans	0.05%	0.14%
Total non-performing loans to total assets	0.04%	0.11%
Total non-performing assets to total assets	0.04%	0.11%

For the year ended December 31, 2007, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $1,400.  Interest income recognized on such loans for the year ended December 31, 2007 was $3,900.

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at the dates indicated.

Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
(Dollars in thousands)

At December 31, 2007
Real estate loans:
One- to four-family residential	8	$358	—	$—	8	$358
Home equity lines of credit	4	64	—	—	4	64
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	12	$422	—	$—	12	$422

At December 31, 2006
Real estate loans:
One- to four-family residential	2	$110	—	$—	2	$110
Home equity lines of credit	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	2	$110	—	$—	2	$110

Foreclosed Real Estate.  Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until sold.  When property is acquired it is recorded at the estimated fair market value at the date of foreclosure, establishing a new cost basis.  Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property.  Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At December 31, 2007, we had no foreclosed real estate.

Classification of Assets.  Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.  Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.  As of December 31, 2007, we had no assets designated as special mention.

When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent.  The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date.  Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the Office of Thrift Supervision, which can require that we establish additional loss allowances.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of our review of our assets, at December 31, 2007, classified assets consisted of substandard assets of $122,000, and no assets classified as doubtful or loss.  As of December 31, 2007, our largest substandard asset was a loan secured by residential real estate, with a principal balance of $101,000.

Allowance for Loan Losses

We provide for loan losses based on the allowance method.  Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it.  Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses.  We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with accounting principles generally accepted in the United States of America.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is generally established when the collateral value of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that Fairport Savings Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management considers the significance of payment delays and payment short falls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures.

We periodically evaluate the carrying value of loans and the allowance is adjusted accordingly.  While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  In addition, as an integral part of their examination process, the Office of Thrift Supervision periodically reviews the allowance for loan losses.  The Office of Thrift Supervision may require us to recognize additions to the allowance based on their analysis of information available to them at the time of their examination.

The following table sets forth activity in our allowance for loan losses for the years indicated.  During 2007 and 2006, we had no recoveries.

	At or For the Years Ended December 31,
	2007	2006
	(Dollars in thousands)

Balance at beginning of year	$322	$331

Charge-offs:
Real estate loans:
One- to four-family residential	—	—
Home equity lines of credit	—	—
Multi-family residential	—	—
Construction	—	—
Commercial	—	—
Other loans	3	9
Total charge-offs	3	9

Net charge-offs	3	9
Provision for loan losses	—	—

Balance at end of year	$319	$322

Ratios:
Net charge-offs to average loans outstanding	—%	0.01%
Allowance for loan losses to non-performing loans at end of year	506.35%	188.30%
Allowance for loan losses to total loans at end of year	0.26%	0.27%

Allocation of Allowance for Loan Losses.  The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2007			2006
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)

Real estate loans:
One- to four-family residential	$218	68.3%	91.2%	$228	70.8%	90.6%
Home equity lines of credit	67	21.0	5.3	55	17.1	5.7
Multi-family residential	7	2.2	0.7	8	2.5	0.9
Construction	5	1.6	0.9	2	0.6	0.3
Commercial	21	6.6	1.7	28	8.7	2.3
Other loans	1	0.3	0.2	1	0.3	0.2
Total allocated allowance	319	100.0	100.0	322	100.0	100.0
Unallocated allowance	—	—	—	—	—	—
Total allowance for loan losses	$319	100.0%	100.0%	$322	100.0%	100.0%

Investments

Our board of directors is responsible for approving and overseeing our investment policy.  The investment policy is reviewed at least annually by management and any changes to the policy are recommended to the board of directors and are subject to its approval.  This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, the ability to provide collateral for pledging requirements, and consistency with our interest rate risk management strategy.  Our asset/liability management committee, which consists of our chief executive officer, chief financial officer and other members of management, oversees our investing activities and strategies.  All transactions are formally reviewed by the board of directors at least quarterly.  Any investment which, subsequent to its purchase, fails to meet the guidelines of the policy is reported to the asset/liability management committee, which decides whether to hold or sell the investment.

Our current investment policy permits us to invest in debt securities issued by the U.S. Government, agencies of the U.S. Government or U.S. Government-sponsored enterprises.  The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. We also may hold investments in New York State municipal obligations.  The investment policy also permits investments in asset-backed securities, pooled trust securities, bankers acceptances, money market funds, term federal funds, repurchase agreements and reverse repurchase agreements.

Our current investment policy prohibits hedging through the use of such instruments as financial futures, interest rate options and swaps.

Statement on Financial Accounting Standard No. 115 requires that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent.  Securities available-for-sale are reported at fair value, while securities held to maturity are reported at amortized cost. We do not have a trading portfolio.

Our investment portfolio at December 31, 2007, consisted of $19.0 million of U.S. Government and federal agency obligations.  At December 31, 2007, our mortgage-backed securities portfolio totaled $9.6 million, or 5.7% of total assets, and consisted of securities guaranteed by Fannie Mae, Ginnie Mae, Federal Farm Credit and Freddie Mac.  At December 31, 2007, our securities classified as available for sale consisted of Freddie Mac stock with a cost basis of $65,000 and a fair value of $244,000.

U.S. Government and Federal Agency Obligations.  U.S. Government and federal agency securities are utilized as shorter-term investment vehicles and as an alternative to loan originations.  Investment in U.S. government and agency securities provide lower yields than loans, however, they provide greater liquidity on a short-term basis.

Mortgage-Backed Securities.  We purchase both fixed-rate and adjustable-rate mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.  We invest in mortgage-backed securities to achieve higher interest income and monthly cash flow with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae or Ginnie Mae.

Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages.  Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we invest only in mortgage-backed securities backed by one- to four-family mortgages.  The issuers of such securities (generally Ginnie Mae, a U.S. Government agency, and government sponsored enterprises, such as Fannie Mae and Freddie Mac) pool and resell the participation interests in the form of securities to investors such as Fairport Savings Bank, and guarantee the payment of principal and interest to investors.  Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements.  However, mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities.  In addition, mortgage-backed securities may be used to collateralize our specific liabilities and obligations.  Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities.  We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.  Our mortgage-backed securities portfolio contains no sub-prime mortgage loans and has no exposure to sub-prime investment activity.

The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.

	At December 31,
	2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities held to maturity:
U.S. Government and agency obligations	$18,997	$19,031	$18,200	$18,001
State and municipal Mortgage-backed	—	—	50	50
	9,553	9,566	5,941	5,822
Total securities held to maturity	$28,550	$28,597	$24,191	$23,873

Securities available for sale:
Freddie Mac stock	$65	$244	$67	$604
Total securities available for sale	$65	$244	$67	$604

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at December 31, 2007 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  All of our securities at December 31, 2007 were taxable securities.  Equity securities consisting of Freddie Mac common stock with an amortized cost of $65,000 and a fair value of $244,000 have no maturity date.  Accordingly, they are not included in the table.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Securities held to maturity:
U.S. Government and agency obligations	$2,500	4.89%	$4,307	4.71%	$5,550	4.93%	$6,640	5.88%	$18,997	$19,031	5.21%
Mortgage-backed securities	79	5.08%	—	—%	2	5.88%	9,472	4.96%	9,553	9,566	4.96%
Total securities held to maturity	$2,579	4.90%	$4,307	4.71%	$5,552	4.93%	$16,112	5.34%	$28,550	$28,597	5.13%

Sources of Funds

General.  Deposits traditionally have been our primary source of funds for our lending and investment activities.  We also borrow, primarily from the Federal Home Loan Bank of New York, to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage our cost of funds.  Our additional sources of funds are scheduled loan payments, loan prepayments, maturing investments, mortgage-backed securities amortization and pre-payments, proceeds of loan sales, and retained earnings.

Deposits.  We generate deposits primarily from the areas in which our branch offices are located.  We rely on our competitive pricing, convenient locations and customer service to attract and retain deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our deposit accounts consist of savings accounts, NOW accounts, money market accounts, certificates of deposit and individual retirement accounts and non-interest bearing demand deposits.  We currently do not accept brokered deposits.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis.  Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

At December 31, 2007, our deposits totaled $119.2 million.  Specifically, at December 31, 2007, NOW accounts totaled $5.5 million, savings accounts totaled $13.6 million, money market accounts totaled $10.7 million and non-interest bearing checking accounts totaled $3.2 million. At December 31, 2007, certificates of deposit, including individual retirement accounts (all of which were certificate of deposit accounts), totaled $86.2 million, of which $63.8 million had remaining maturities of one year or less.  Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the years indicated.

	For the Years Ended December 31,
	2007			2006
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
NOW	$5,721	4.9%	0.65%	$3,826	3.5%	0.52%
Savings	14,306	12.1	1.29	12,041	11.0	0.69
Money market	10,400	8.8	2.89	10,567	9.7	2.42
Individual retirement accounts	15,733	13.3	4.44	14,900	13.6	3.89
Certificates of deposit	68,672	58.2	4.51	64,028	58.6	3.86
Non-interest bearing demand deposits	3,214	2.7	—	3,887	3.6	—

Total deposits	$118,046	100.0%	3.66%	$109,249	100.0%	3.12%

As of December 31, 2007, the aggregate amount of our outstanding certificates of deposit, including our individual retirement accounts, in amounts greater than or equal to $100,000 was approximately $19.4 million.  The following table sets forth the maturity of those certificates as of December 31, 2007.

At December 31, 2007
(In thousands)

Three months or less	$2,768
Over three months through six months	5,393
Over six months through one year	7,237
Over one year to three years	2,785
Over three years	1,241

Total	$19,424

The following table sets forth, by interest rate ranges, information concerning the period to maturity of our certificates of deposit, including our individual retirement accounts.

	At December 31, 2007
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)

Interest Rate Range:
2.99% and below	$461	$—	$—	$12	$473	0.55%
3.00% to 3.99%	10,132	4,390	1,743	403	16,668	19.34
4.00% to 4.99%	31,941	4,811	3,146	4,346	44,244	51.32
5.00% to 5.99%	21,255	664	567	2,335	24,821	28.79

Total	$63,789	$9,865	$5,456	$7,096	$86,206	100.00%

The following table sets forth our time deposits, including our individual retirement accounts classified by interest rate range at the dates indicated.

	At December 31,
	2007	2006
	(In thousands)

Interest Rate Range:
2.99% and below	$473	$2,980
3.00% to 3.99%	16,668	34,962
4.00% to 4.99%	44,244	32,860
5.00% to 5.99%	24,821	7,242

Total	$86,206	$78,044

Borrowings.  Our borrowings consist primarily of loans, commonly referred to as advances, from the Federal Home Loan Bank of New York.  Our advances carried a weighted average rate at the end of 2007 of 4.70%.  At December 31, 2007, we had the ability to borrow approximately $96.0 million under our credit facilities with the Federal Home Loan Bank of New York of which $25.6 million were advanced.  Borrowings from the Federal Home Loan Bank of New York are secured by our investment in the common stock of the Federal Home Loan Bank of New York as well as by a blanket pledge of our mortgage portfolio not otherwise pledged.

Our short-term borrowings consist of Federal Home Loan Bank advances. The following table sets forth information concerning balances and interest rates on all of our short-term borrowings at and for the periods shown:

	At or For the Years Ended December 31,
	2007	2006
	(Dollars in thousands)

Balance at end of year	$—	$4,200
Average balance during year	499	$1,017
Maximum outstanding at any month end	3,200	$4,200
Weighted average interest rate at end of year	—%	5.33%
Average interest rate during year	6.01%	4.95%

Subsidiary Activities

Oakleaf Services Corporation, our subsidiary, provides investment advisory services to our customers by providing annuities, insurance products and mutual funds.  At December 31, 2007 we had a $50,000 investment in Oakleaf Services Corporation, and during the year ended December 31, 2007, we derived $79,000 of fee income from Oakleaf Services Corporation.

Federal savings banks are required to provide 30 days advance notice to the OTS and the FDIC before establishing or acquiring a subsidiary or conducting a new activity in a subsidiary.  The insured savings bank must also provide the FDIC and the OTS such information as may be required by applicable regulations and must conduct the activity in accordance with the rules and orders of the OTS. In addition to other enforcement and supervision powers, the OTS may determine after notice and opportunity for a hearing that the continuation of a savings bank's ownership of or relation to a subsidiary (i) constitutes a serious risk to the safety, soundness or stability of the savings bank, or (ii) is inconsistent with law and regulation.  Upon the making of such a determination, the OTS may order the savings bank to divest the subsidiary or take other actions.

Personnel

As of December 31, 2007, we had 34 full-time employees and 5 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that our relationship with our employees is good.

FEDERAL AND STATE TAXATION

Federal Taxation

General.  FSB Community Bankshares, Inc. and Fairport Savings Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  FSB Community Bankshares, Inc. files consolidated tax returns with Fairport Savings Bank, its wholly owned subsidiary.  Our consolidated federal tax returns are not currently under audit and have not been audited during the past five years.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to FSB Community Bankshares, MHC, FSB Community Bankshares, Inc. or Fairport Savings Bank.

Method of Accounting.  For federal income tax purposes, FSB Community Bankshares, MHC currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Bad Debt Reserves.  Historically, Fairport Savings Bank was subject to special provisions in the tax law applicable to qualifying savings associations regarding allowable tax bad debt deductions and related reserves.  Tax law changes were enacted in 1996 that eliminated the ability of savings associations to use the percentage of taxable income method for computing tax bad debt reserves for tax years after 1995, and required recapture into taxable income over a six-year period of all bad debt reserves accumulated after a savings association’s last tax year beginning before January 1, 1988.  At December 31, 2007, Fairport Savings Bank had recaptured all amounts that resulted from these changes in the tax law.

FSB Community Bankshares, Inc. uses the specific chargeoff method to account for tax bad debt deductions in the future.

Taxable Distributions and Bad Debt Recapture.  Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if Fairport Savings Bank failed to meet certain thrift asset and definitional tests or made certain distributions.  Tax law changes in 1996 eliminated thrift-related recapture rules.  However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if Fairport Savings Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a bank for tax purposes.

At December 31, 2007, the total federal pre-base year bad debt reserve of Fairport Savings Bank was approximately $1.5 million.

Alternative Minimum Tax.  The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less any available exemption.  The alternative minimum tax is imposed to the extent it exceeds the regular income tax.  Net operating losses can offset no more than 90% of alternative taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  Our consolidated group has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At December 31, 2007, our consolidated group had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction.  FSB Community Bankshares, Inc. may exclude from its federal taxable income 100% of dividends received from Fairport Savings Bank as a wholly owned subsidiary.  The corporate dividends-received deduction is 80% when the corporation receiving the dividend owns at least 20% of the stock of the distributing corporation. The dividends-received deduction is 70% when the corporation receiving the dividend owns less than 20% of the distributing corporation.

State Taxation

FSB Community Bankshares, Inc. and Fairport Savings Bank report income on a calendar year basis to New York State.  New York State franchise tax on corporations is imposed in an amount equal to the greater of (a) 7.5% of “entire net income” allocable to New York State, (b) 3% of “alternative entire net income” allocable to New York State, (c) 0.01 % of the average value of assets allocable to New York State, or (d) nominal minimum tax.  Entire net income is based on Federal taxable income, subject to certain modifications.  Alternative entire net income is equal to entire net income without certain modifications.

Expense and Tax Allocation

Fairport Savings Bank has entered into an agreement with FSB Community Bankshares, Inc. and FSB Community Bankshares, MHC to provide them with certain administrative support services, whereby Fairport Savings Bank will be compensated at not less than the fair market value of the services provided.  In addition, Fairport Savings Bank and FSB Community Bankshares, Inc. have entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

SUPERVISION AND REGULATION

General

Fairport Savings Bank is examined and supervised by the Office of Thrift Supervision and is subject to examination by the Federal Deposit Insurance Corporation.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating).  Under federal law, an institution may not disclose its CAMELS rating to the public.  Fairport Savings Bank also is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System.  Fairport Savings Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters.  The Office of Thrift Supervision will examine Fairport Savings Bank and prepare reports for the consideration of its board of directors on any operating deficiencies.  Fairport Savings Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Fairport Savings Bank’s mortgage documents.

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or Congress, could have a material adverse impact on FSB Community Bankshares, Inc., Fairport Savings Bank and their operations.

FSB Community Bankshares, Inc. and FSB Community Bankshares, MHC, as savings and loan holding companies, are required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision.  FSB Community Bankshares, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Certain of the regulatory requirements that are or will be applicable to Fairport Savings Bank, FSB Community Bankshares, Inc. and FSB Community Bankshares, MHC are described below.  This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Fairport Savings Bank, FSB Community Bankshares, Inc. and FSB Community Bankshares, MHC and is qualified in its entirety by reference to the actual statutes and regulations.

Federal Banking Regulation

Business Activities.  A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision.  Under these laws and regulations, Fairport Savings Bank may invest in: mortgage loans secured by residential real estate without limitation as a percentage of assets; non-residential real estate loans up to 400% of capital in the aggregate; commercial business loans up to 20% of assets in the aggregate; consumer loans up to 35% of assets in the aggregate; and certain types of debt securities and certain other assets.  Fairport Savings Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Fairport Savings Bank, including real estate investment and securities and insurance brokerage.

Capital Requirements.  Office of Thrift Supervision regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings associations receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision, based on the risks believed inherent in the type of asset.  Core capital is defined as common shareholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  Additionally, a savings association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings association.  Fairport Savings Bank does not typically engage in asset sales.

The following table shows Fairport Savings Bank’s Tangible capital, Core capital, Tier-1 risk based capital and Total Risk Based Capital ratios at December 31, 2007.

	As of December 31, 2007
	Capital	Percent of Assets (1)	Required Percent of Assets (1)
	(Dollars in thousands)

Tangible capital	$16,214	9.89%	1.50%
Core capital	16,214	9.89	4.00
Tier 1 risk-based capital	16,214	21.81	4.00
Total risk-based capital	16,533	22.23	8.00

_________________
(1)
Tangible capital levels are shown as a percentage of tangible assets. Core capital levels are shown as a percentage of total adjusted assets.  Total risk-based capital levels are shown as a percentage of risk-weighted assets.

As the table shows, at December 31, 2007, Fairport Savings Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower.  Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2007, Fairport Savings Bank’s largest lending relationship with a single or related group of borrowers was a residential mortgage loan totaling $974,000, which represented 4.8% of unimpaired capital and surplus, and therefore, Fairport Savings Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings association, Fairport Savings Bank must satisfy the qualified thrift lender, or “QTL,” test.  Under the QTL test, Fairport Savings Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period.  “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

Fairport Savings Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions.  At December 31, 2007, Fairport Savings Bank maintained approximately 95.26% of its portfolio assets in qualified thrift investments, and therefore satisfied the QTL test.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account.  A savings association must file an application for approval of a capital distribution if:

•
the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•	the savings association would not be at least adequately capitalized following the distribution;
•	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or
•	the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

•	the savings association would be undercapitalized following the distribution;
•	the proposed capital distribution raises safety and soundness concerns; or
•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

Liquidity.  A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.  We seek to maintain a ratio of 4.0% or greater of liquid assets to total assets.  For the year ended December 31, 2007, our liquidity ratio averaged 6.6%.  We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2007.

Community Reinvestment Act and Fair Lending Laws.  All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low and moderate-income neighborhoods.  In connection with its examination of a federal savings association, the Office of Thrift Supervision is required to assess the savings association’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice.  Fairport Savings Bank received a satisfactory Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties.  A federal savings association’s authority to engage in transactions with its affiliates is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W.  An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Fairport Savings Bank.  FSB Community Bankshares, Inc. is an affiliate of Fairport Savings Bank.  In general, loan transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements.  In this regard, transactions between an insured depository institution and its affiliates are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates.  Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings association.  In addition, Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.  Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  The Office of Thrift Supervision requires savings associations to maintain detailed records of all transactions with affiliates.

Fairport Savings Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board.  Among other things, these provisions require that extensions of credit to insiders:

(i)
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and

(ii)	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Fairport Savings Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Fairport Savings Bank’s board of directors.

Enforcement.  The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including shareholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action by the Office of Thrift Supervision may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day.  The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

Standards for Safety and Soundness.  Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions.  These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate.  The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.  If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

Prompt Corrective Action Regulations.  Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings associations.  For this purpose, a savings association is placed in one of the following five categories based on the savings association’s capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

•	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

•	critically undercapitalized (less than 2% tangible capital).

Generally, the banking regulator is required to appoint a receiver or conservator for a savings association that is “critically undercapitalized” within specific time frames.  The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings association will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings association.  Any holding company for the savings association required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings association’s assets at the time it was notified or deemed to be under capitalized by the Office of Thrift Supervision, or the amount necessary to restore the savings association to adequately capitalized status.  This guarantee remains in place until the Office of Thrift Supervision notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to requirement payment and collect payment under the guarantee.  Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings association, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations.  The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2007, Fairport Savings Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Deposit accounts in Fairport Savings Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.  Fairport Savings Bank’s deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments.

The Federal Deposit Insurance Corporation regulations assess insurance premiums based on an institution’s risk.  Under this assessment system, the Federal Deposit Insurance Corporation evaluates the risk of each financial institution based on its supervisory rating, financial ratios, and long-term debt issuer rating.  The rates for nearly all of the financial institutions industry vary between five and seven cents for every $100 of domestic deposits.  The assessment paid during the year ended December 31, 2007 was $14,000.  Federal law requires the Federal Deposit Insurance Corporation to establish a deposit reserve ratio for the deposit insurance fund of between 1.15% and 1.50% of estimated deposits. The Federal Deposit Insurance Corporation has designated the reserve ratio for the deposit insurance fund through the first quarter of 2008 at 1.25% of estimated insured deposits.

Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single fund called the Deposit Insurance Fund.  In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2007, the annualized FICO assessment was equal to 1.2 basis points for each $100 in domestic deposits maintained at an institution.

Prohibitions Against Tying Arrangements.  Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System.  Fairport Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of New York, Fairport Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 1/20 of its borrowings from the Federal Home Loan Bank, or 0.3% of assets, whichever is greater.  As of December 31, 2007, Fairport Savings Bank was in compliance with this requirement.

Other Regulations

Interest and other charges collected or contracted for by Fairport Savings Bank are subject to state usury laws and federal laws concerning interest rates.  Fairport Savings Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Fairport Savings Bank also are subject to the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•
Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions, including savings and loan associations, in preventing the use of our financial system to fund terrorist activities.  Among other provisions, the USA PATRIOT Act and the related regulations of the Office of Thrift Supervision require savings associations operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations; and

•
The Gramm-Leach-Bliley Act, which placed limitations on the sharing of consumer financial  information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General.  FSB Community Bankshares, Inc. is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act.  As such, FSB Community Bankshares, Inc. is registered with the Office of Thrift Supervision and subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements.  In addition, the Office of Thrift Supervision has enforcement authority over FSB Community Bankshares, Inc. and its subsidiaries.  Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.  As a federal corporation, FSB Community Bankshares, Inc. is generally not subject to state business organization laws.

Permitted Activities.  Pursuant to Section 10(o) of the Home Owners’ Loan Act and Office of Thrift Supervision regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as FSB Community Bankshares, Inc. may engage in the following activities: (i) investing in the stock of a savings bank; (ii) acquiring a mutual association through the merger of such association into a savings bank subsidiary of such holding company or an interim savings bank subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings bank; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings bank under federal law or under the law of any state where the subsidiary savings bank or associations share their home offices; (v) furnishing or performing management services for a savings bank subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings bank subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity: (a) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (b) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director.  If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and has a period of two years to cease any nonconforming activities and divest any nonconforming investments.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including FSB Community Bankshares, Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision.  It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act, or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Waivers of Dividends by FSB Community Bankshares, MHC.  Office of Thrift Supervision regulations require FSB Community Bankshares, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from FSB Community Bankshares, Inc.  The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if:

(i)	the waiver would not be detrimental to the safe and sound operation of the subsidiary savings association; and

(ii)	the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members.

We anticipate that FSB Community Bankshares, MHC will waive any dividends paid by FSB Community Bankshares, Inc.  Under Office of Thrift Supervision regulations, our public shareholders would not be diluted because of any dividends waived by FSB Community Bankshares, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event FSB Community Bankshares, MHC converts to stock form.

Conversion of FSB Community Bankshares, MHC to Stock Form.  Office of Thrift Supervision regulations permit FSB Community Bankshares, MHC to convert from the mutual form of organization to the capital stock form of organization.  There can be no assurance when, if ever, a conversion transaction would occur, and the board of directors has no current intention or plan to undertake a conversion transaction.  In a conversion transaction a new stock holding company would be formed as the successor to FSB Community Bankshares, Inc., FSB Community Bankshares, MHC’s corporate existence would end, and certain depositors and borrowers of Fairport Savings Bank would receive the right to subscribe for additional shares of the new holding company.  In a conversion transaction, each share of common stock held by shareholders other than FSB Community Bankshares, MHC would be automatically converted into a number of shares of common stock of the new holding company determined pursuant an exchange ratio that ensures that shareholders other than FSB Community Bankshares, MHC own the same percentage of common stock in the new holding company as they owned in FSB Community Bankshares, Inc. immediately prior to the conversion transaction, subject to adjustment for any assets held by FSB Community Bankshares, MHC.

Federal Securities Laws

Our common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, and we are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer each will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.  We will prepare policies, procedures and systems designed to ensure compliance with these regulations.

We anticipate that we will incur additional expense in 2008 in order to comply with the provisions of the Act.

ITEM 2.             DESCRIPTION OF PROPERTY

Properties

We operate from our main office in Fairport, New York which we own, and our two branch offices, both of which are leased, located in the towns of Penfield and Irondequoit.  The consolidated net book value of our premises, land and equipment was $2.5 million at December 31, 2007.  The following is a list of our locations:

Fairport (Main Office) 45 South Main Street Fairport, New York 14450 (585) 223-9080	Penfield 2163 Rte 250 Fairport, New York 14450 (585) 377-8970	Irondequoit 2118 Hudson Ave. Irondequoit, New York 14617 (585) 266-4100

ITEM 3.     LEGAL PROCEEDINGS

We are periodically involved in various claims and lawsuits that arise incident to our financial services business. At December 31, 2007 we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a)              The information required by this item is incorporated by reference to our Annual Report to Shareholders. No equity securities were sold during the year ended December 31, 2007 that were not registered under the Securities Act.

(b)              Not applicable.

(c)               FSB Community Bankshares, Inc. did not repurchase any of its equity securities during the quarter ended December 31, 2007.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated by reference to our Annual Report to Shareholders.

ITEM 7.     FINANCIAL STATEMENTS

The consolidated financial statements included in our Annual Report to Shareholders are incorporated herein by reference.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information required by this item is incorporated herein by reference from our definitive Annual Meeting Proxy Statement (the “Proxy Statement”), specifically the section captioned “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm—Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.”

ITEM 8A(T).     CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.  There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 8B.          OTHER INFORMATION

None.

PART III

ITEM 9.             DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE
EXCHANGE ACT

FSB Community Bankshares, Inc. has adopted a Code of Ethics that applies to FSB Community Bankshares, Inc.’s principal executive officer, principal financial officer and all other employees and directors.  The Code of Ethics is available on our website at www.fairportsavingsbank.com.

Information concerning directors and executive officers of FSB Community Bankshares, Inc. is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal I—Election of Directors.”

ITEM 10.           EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Executive Compensation.”

ITEM 11.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain owners and management is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Voting Securities and Principal Holder Thereof.”

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning relationships,  transactions and director independence is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons” and “Board Independence.”

ITEM 13.          EXHIBITS

The following exhibits are either filed or attached as part of this report or are incorporated herein by reference:

3.1	Charter of FSB Community Bankshares, Inc. (1)

3.2	Bylaws of FSB Community Bankshares, Inc. (1)

4	Form of common stock certificate of FSB Community Bankshares, Inc. (1)

10.1	Employment Agreement of Dana C. Gavenda (1)

10.2	Supplemental Executive Retirement Plan (1)

10.3	Employee Stock Ownership Plan (1)

13	Portions of Annual Report to Shareholders

14	Code of Ethics (2)

16	Change in Accountants Letter

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________________________
(1)
Incorporated by reference to the Registration Statement on Form SB-2 of FSB Community Bankshares, Inc. (File No. 333-141380), originally filed with the Securities and Exchange Commission on March 16, 2007.

(2)	Available on our website at www.fairportsavingsbank.com.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal II-Ratification of Appointment of Auditors.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSB Community Bankshares, Inc.

Date: March 31, 2008	By:	/s/ Dana C. Gavenda
Dana C. Gavenda, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dana C. Gavenda	By:	/s/ Thomas J. Hanss
	Dana C. Gavenda, President, and Chief		Thomas J. Hanss
	Executive Officer		Chairman of the Board
(Principal Executive Officer)

Date: March 31, 2008			Date: March 31, 2008

By:	/s/ Kevin D. Maroney	By:	/s/ Gary Lindsay
	Kevin D. Maroney, Executive Vice President		Gary Lindsay
	and Chief Financial Officer		Director
(Principal Financial and Accounting Officer)

Date: March 31, 2008			Date: March 31, 2008

By:	/s/ Terence O’Neil	By:	/s/ D. Lawrence Keef
	Terence O’Neil		D. Lawrence Keef
	Vice Chairman of the Board		Director

Date: March 31, 2008			Date: March 31, 2008

By:	/s/ James E. Smith	By:	/s/ Lowell T. Twitchell
	James E. Smith		Lowell T. Twitchell
	Director		Director

Date: March 31, 2008			Date: March 31, 2008

By:	/s/ Robert W. Sturn	By:	/s/ Charis W. Warshof
	Robert W. Sturn		Charis W. Warshof
	Director		Director

Date: March 31, 2008			Date: March 31, 2008