Form 10-Q
period 2008-03-31
FSB Community Bankshares Inc
filed 2008-05-14
CIK 1389797

1


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2008
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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



                                       N/A
             -----------------------------------------------------
          (Former name or former address, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES X NO .

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

        Large accelerated filer   |_|           Accelerated filer          |_|
        Non-accelerated filer     |_|           Smaller reporting company  |X|
   (Do not check if smaller reporting company)

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).  YES    NO X
                                                ---   ---

     As of May 12, 2008 there were 1,785,000 shares of the Registrant's common stock, par value $0.10 per share, outstanding, 946,050 of which were held by FSB Community Bankshares, MHC, the Registrant's mutual holding company.

[PG NUMBER]




                         FSB Community Bankshares, Inc.
                                    FORM 10-Q

                                      Index

                                                                                                Page
                                                                                                ----


                          Part I. Financial Information


Item 1.           Consolidated Financial Statements (unaudited)

                  Consolidated Balance Sheets as of March 31, 2008
                  and December 31, 2007                                                           1

                  Consolidated Statements of Operations for the Three Months Ended
                  March 31, 2008 and 2007                                                         2

                  Consolidated Statements of Stockholders' Equity for the Three Months Ended
                  March 31, 2008 and 2007                                                         3

                  Consolidated Statements of Cash Flows for the Three Months Ended
                  March 31, 2008 and 2007                                                         4

                  Notes to Consolidated Financial Statements                                      6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                       9

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                     16

Item 4.           Controls and Procedures                                                        16

                           Part II. Other Information

Item 1.           Legal Proceedings                                                              16

Item 1A.          Risk Factors                                                                   16

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                    17

Item 3.           Defaults upon Senior Securities                                                17

Item 4T.          Submission of Matters to a Vote of Security Holders                            17

Item 5.           Other Information                                                              17

Item 6.           Exhibits                                                                       17

                  Signature Page                                                                 18


                          Part I. Financial Information

Item 1.  Consolidated Financial Statements

                         FSB COMMUNITY BANKSHARES, INC.

                           Consolidated Balance Sheets
                March 31, 2008 and December 31, 2007 (unaudited)
                  (Dollars in thousands, except per share data)


                                                                                March 31,             December 31,
                                Assets                                            2008                     2007
                                                                          ----------------------  ------------------
Cash and due from banks                                                   $           1,319       $           1,159
Interest-earning demand deposits                                                      8,008                   8,285
                                                                          -----------------
     Cash and Cash Equivalents                                                        9,327                   9,444

Securities available for sale                                                        38,681                     244
Securities held to maturity (fair value 2008 - $15,651, 2007- $28,597)               15,548                  28,550
Investment in FHLB stock                                                              2,183                   1,405
Loans receivable, net of allowance for loan losses of: 2008 - $321,
     2007 - $319                                                                    123,606                 124,326
Accrued interest receivable                                                             956                     872
Premises and equipment, net                                                           2,466                   2,525
Other assets                                                                             67                     264
                                                                          -----------------       -----------------
                        Total Assets                                      $          93,034       $         167,630
                                                                          =================       =================

                                     Liabilities & Stockholders' Equity

Deposits:
     Non-interest-bearing                                                 $           3,382       $           3,169
     Interest-bearing                                                               124,917                 115,989
                                                                          -----------------       -----------------
                Total Deposits                                                      128,299                 119,158

Borrowings                                                                           42,890                  25,581
Advances from borrowers for taxes and insurance                                       1,348                   1,898
Other liabilities                                                                       451                     844
                                                                          -----------------
                        Total Liabilities                                           172,988                 147,481
                                                                          -----------------

                                     Stockholders' Equity

Preferred Stock- no par- 1,000,000 shares authorized;                                    --                      --
no shares issued and outstanding
Common Stock- $0.10 par value - 10,000,000 shares authorized;
 1,785,000 shares issued and outstanding                                                179                     179
Additional paid-in-capital                                                            7,291                   7,293
Retained earnings                                                                    13,118                  13,224
Accumulated other comprehensive income                                                  114                     118
Unearned ESOP shares - at cost                                                         (656)                   (665)
                                                                          -----------------       -----------------
                        Total Stockholders' Equity                                   20,046                  20,149
                                                                          -----------------       -----------------

                        Total Liabilities and Stockholders' Equity        $         193,034       $         167,630
                                                                          =================       =================


See accompanying notes to consolidated financial statements

                                       1

                         FSB COMMUNITY BANKSHARES, INC.

                      Consolidated Statements of Operations
             Three Months Ended March 31, 2008 and 2007 (unaudited)
                  (Dollars in thousands, except per share data)


                                                                                    2008                   2007
                                                                           ----------------------  -----------------
Interest and Dividend Income
    Loans                                                                  $           1,817       $           1,794
    Securities - taxable                                                                 313                     235
    Mortgage-backed securities                                                           202                      59
    Other                                                                                 74                       6
                                                                           -----------------       -----------------
                 Total Interest and Dividend Income                                    2,406                   2,094
                                                                           -----------------       -----------------

Interest expense
    Deposits                                                                           1,142                     962
    Borrowings:
        Short-term                                                                        --                      30
        Long-term                                                                        378                     261
                                                                           -----------------       -----------------
                Total Interest Expense                                                 1,520                   1,253
                                                                           -----------------       -----------------


                Net Interest Income                                                      886                     841
                                                                           -----------------       -----------------

Other Income
    Service fees                                                                          24                      24
    Fee income                                                                            15                      22
    Other                                                                                 55                      35
                                                                           -----------------       -----------------
               Total Other Income                                                         94                      81
                                                                           -----------------       -----------------

Other Expenses
     Salaries and employee benefits                                                      637                     625
     Occupancy expense                                                                   114                     107
     Data processing costs                                                                16                      24
     Advertising                                                                          61                     102
     Equipment expense                                                                    85                      93
     Electronic banking                                                                   18                       7
     Directors fees                                                                       26                      29
     Mortgage fees and taxes                                                              30                      24
     Other expense                                                                       157                     121
                                                                           -----------------       -----------------
               Total Other Expenses                                                    1,144                   1,132
                                                                           -----------------       -----------------

               Loss Before Income Taxes                                                 (164)                   (210)

               Benefit for Income Taxes                                                  (58)                    (75)
                                                                           -----------------       -----------------

               Net Loss                                                    $            (106)      $            (135)
                                                                           =================       =================

               Loss per common share                                       $            (0.06)     $            (0.14)
                                                                           ==================      ==================

See accompanying notes to consolidated financial statements

                                       2

                         FSB COMMUNITY BANKSHARES, INC.

                 Consolidated Statements of Stockholders' Equity
             Three Months Ended March 31, 2008 and 2007 (unaudited)
                             (Dollars in thousands)


                                                                                           Accumulated
                                                             Additional                       Other         Unearned
                                    Preferred     Common      Paid in       Retained       omprehensive       ESOP
                                     Stock        Stock       Capital       Earnings         Income          Shares       Total
                                  ------------  ---------    ---------     -----------     ------------     --------    ----------
Balance - January 1, 2007         $       --    $      --    $      10     $   13,505      $        355           --     $   13,870

 Comprehensive loss:
  Net loss                                --           --           --           (135)               --           --           (135)
  Change in net unrealized gain
    on securities available
    for sale, net of taxes                --           --           --             --               (50)          --            (50)
                                                                                                                        ----------
  Total Comprehensive Loss                --           --           --             --                --           --           (185)
                                                                           ----------                                   ----------
Balance - March 31, 2007          $       --    $      --    $      10     $   13,370      $        305           --    $   13,685
                                  ==========    =========    =========     ==========      ============                 ==========

Balance - January 1, 2008         $       --    $    179    $   7,293      $   13,224      $        118         (665)   $   20,149

 Comprehensive loss
  Net loss                                --          --           --            (106)               --           --           (106)
  Change in net unrealized gain
    on securities available
    for sale, net of taxes                --          --           --              --                (4)          --             (4)
                                                                                                                        ----------
  Total Comprehensive Loss                                                                                                     (110)
                                                                                                                        ----------
  ESOP shares committed to
    be released                           --          --          (2)              --                --            9              7
                                                            --------       ----------                       --------     ----------
Balance - March 31, 2008          $       --    $    179    $   7,291      $   13,118      $        114         (656)    $   20,046
                                  ==========    ========    =========      ==========      ============     ========     ==========


See accompanying notes to consolidated financial statements

                                       3

                         FSB COMMUNITY BANKSHARES, INC.

                      Consolidated Statements of Cash Flows
             Three Months Ended March 31, 2008 and 2007 (unaudited)
                             (Dollars in thousands)

                                                                                       2008               2007
                                                                                 -----------------  ----------------
Cash Flows From Operating Activities
   Net Loss                                                                      $         (106)    $         (135)
   Adjustments to reconcile net loss to net cash used by
    operating activities:
         Net amortization of premiums and discounts on investments                           69                  8
         Amortization of net deferred loan origination costs                                  3                 (1)
         Depreciation and amortization                                                       68                 76
         Expense related to stock-based compensation plans                                    7                 --
         Deferred income tax benefit                                                        (28)               (23)
         Decrease (increase) in accrued interest receivable                                 (84)               144
         Increase in other assets                                                            (5)               (52)
         Increase (decrease) in other liabilities                                          (372)               111
                                                                                 --------------     --------------
                        Net Cash Provided (Used) By Operating Activities                   (448)               128
                                                                                 --------------     --------------

Cash Flows From Investing Activities
   Purchase of securities held to maturity                                               (3,001)            (2,000)
   Proceeds from maturities and calls of securities
     held to maturity                                                                    15,487              3,243
   Proceeds from principal paydowns of securities held to maturity                          572                436
   Purchase of securities available for sale                                            (38,565)                --
   Net (increase) decrease in loans                                                        (639)             1,312
   Proceeds from sales of loans                                                           1,364                262
   Purchase (sale) of Federal Home Loan Bank stock                                         (778)               287
   Purchase of premises and equipment                                                        (9)              (791)
                                                                                 --------------     --------------
                        Net Cash Provided (Used) By Investing Activities                (25,569)             2,749
                                                                                 --------------     --------------

Cash Flows From Financing Activities
   Net increase in deposits                                                               9,141              5,639
   Net decrease in short term borrowings                                                     --             (4,200)
   Proceeds from FHLB long-term borrowings                                               17,500                 --
   Repayments on long-term borrowings                                                      (191)            (2,182)
   Net decrease in advances from borrowers
      for taxes and insurance                                                              (550)              (523)
                                                                                 --------------     --------------
                        Net Cash Provided (Used) By Financing Activities                 25,900             (1,266)
                                                                                 --------------     --------------

                        Net Increase (Decrease) in Cash
                                and Cash Equivalents                                       (117)             1,611

Cash and Cash Equivalents- Beginning                                                      9,444              2,182
                                                                                 --------------     --------------

Cash and Cash Equivalents- End                                                   $        9,327     $        3,793
                                                                                 ==============     ==============

                                       4

                         FSB COMMUNITY BANKSHARES, INC.

                                                      2008               2007
                                                ------------     ------------
Supplementary Cash Flows Information

        Interest paid                           $      1,462     $      1,259
                                                ============     ============

        Income taxes paid                       $         --     $         --
                                                ============     ============

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

Note 1-Basis of Presentation

The accompanying unaudited consolidated financial statements of FSB Community Bankshares, Inc., and its wholly owned subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions of Form 10-Q. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

The unaudited consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's audited financial statements for the years ended December 31, 2007 and 2006, included in the Annual Report filed on Form 10-KSB with the Securities and Exchange Commission ("SEC") on March 31, 2008.

Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated financial statements at March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007 include the accounts of the Company, Fairport Savings Bank (the "Bank") and the Bank's wholly-owned subsidiary, Oakleaf Services Corporation ("Oakleaf"). All inter-company balances and transactions have been eliminated in consolidation. Certain amounts from prior periods have been reclassified, when necessary, to conform to current period presentation.

Note 2-Fair Value Accounting

In  September  2006,  the FASB  issued  FASB  Statement  No.  157,  "Fair  Value
Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company adopted SFAS 157 on January 1, 2008.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are as follows:

     Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities.

     Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

     Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

An asset or liability's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows at March 31, 2008:

            (Dollars in Thousands)                   Total           Level 1            Level 2           Level 3
                                                     -----           -------            -------           -------

        Securities available for sale             $   38,681        $      --          $   38,681         $    --
                                                  ==========       ==========          ==========         =======


The fair values for available-for-sale securities in the table above were based upon a market approach. Securities that are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are obtained through third party data service providers or dealer market participants which the Company has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include market quotations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 was effective as of January 1, 2008. The Company chose not to elect the fair value option for any of its financial instruments.

Note 3-Recent Accounting Pronouncements

FASB Statement No. 141 (R) "Business Combinations" was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, 2008. This new pronouncement will impact our accounting for business combinations after January 1, 2009.

Staff Accounting Bulletin No. 109 (SAB 109), "Written Loan Commitments Recorded at Fair Value through Earnings" expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments." Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB 109 did not have an impact on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not utilize derivative instruments; therefore SFAS 161 will have no impact on our consolidated financial statements.

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions." This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. We are currently evaluating the potential impact the new pronouncement will have on our consolidated financial statements.

FASB Statement No. 160 "Non-controlling Interests in Consolidated Financials Statements--an amendment of ARB No. 51" was issued in December of 2007. This Statement establishes accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a Company's fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

The components of other comprehensive income (loss) and related tax effects for the three months ended March 31, 2008 and 2007 are as follows:


                                                                             March 31, 2008      March 31, 2007
                                                                             --------------      --------------
                                                                                          (In Thousands)

Unrealized holding loss on available for sale securities                     $          (6)      $          (76)

          Tax effect                                                                    (2)                 (26)
                                                                             -------------       --------------
          Net of tax amount                                                  $          (4)      $          (50)
                                                                             =============       ==============

Note 5- Loss Per Common Share

Basic loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. The common shares issued to FSB Community Bankshares, MHC of 946,050 are assumed to be outstanding for all periods presented, consistent with the provisions of SFAS No. 128, Earnings per Share, pertaining to changes in capital structure. The 838,950 shares issued to the public are included in the weighted average common shares outstanding calculation only from the date such shares were issued. The Company has not granted any restricted stock awards or stock options and, during the three months ended March 31, 2008 and 2007, had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating basic loss per common share until they are committed to be released. The basic average common shares outstanding were 1,718,526 and 946,050 for the three months ended March 31, 2008 and March 31, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout the Management's Discussion and Analysis ("MD&A") the term, "the Company", refers to the consolidated entity of FSB Community Bankshares, Inc., Fairport Savings Bank, and Oakleaf Services Corporation, a wholly owned subsidiary of Fairport Savings Bank. At March 31, 2008, FSB Community Bankshares, MHC the Company's mutual holding company parent, held 946,050 shares, or 53.0%, of the Company's common stock, engaged in no significant activities and was not included in the MD&A.

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

Critical Accounting Policies

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements (the "Consolidated Financial Statements") included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. We have identified the accounting of our allowance for loan losses as our critical accounting policy.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is generally established when the collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Actual loan losses may be significantly more than the allowance we have established which could have a material negative effect on our financial results.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

     Total Assets. Total assets increased by $25.4 million, or 15.2%, to $193.0 million at March 31, 2008 from $167.6 million at December 31, 2007. The primary increase in total assets reflected increases in the investment securities classified as available for sale funded by FHLB advances, deposit growth, and United States government agency securities maturities from the held to maturity portfolio. Part of the asset growth was attributable to a mortgage-backed securities balance sheet leverage strategy executed in February 2008 funded by FHLB advances, described below.

Loans receivable decreased by $720,000, or 0.6%, to $123.6 million at March 31, 2008 from $124.3 million at December 31, 2007. The decrease in loans receivable was the result of sales of 30-year fixed-rate residential mortgage loans totaling $1.4 million, partially offset by net portfolio increases in fixed and adjustable rate residential mortgages totaling $697,000. The Bank continues not to be involved in, and has no exposure to, sub-prime lending activities.

Investment securities increased by $25.4 million, or 88.2%, to $54.2 million at March 31, 2008 from $28.8 million at December 31, 2007. The increase was primarily attributable to the purchase of $23.5 million of United States
Government agency securities, purchases of $18.0 million of mortgage-backed securities, partially offset with maturities of $15.5 million of United States Government agency securities, and $572,000 of principal payments received from mortgage-backed securities. Additionally, in February 2008, the Company executed a $14.6 million mortgage-backed securities balance sheet leverage strategy in an effort to increase earnings that, at the time of the transaction, generated a positive 149 basis point spread over Federal Home Loan Bank funding costs. All securities purchased in the first quarter of 2008, other than $3.0 million of United States Government agency securities, were classified as securities available for sale. Management made the decision to increase the securities classified as available for sale providing a portfolio of marketable securities for liquidity as an alternative to borrowings.

Investment in FHLB of New York stock increased by $778,000, or 55.4% to $2.2 million at March 31, 2008, from $1.4 million at December 31, 2007. The FHLB of New York requires members to purchase additional stock with additional borrowings.

     Deposits and Borrowings. Total deposits increased by $9.1 million, or 7.6%, to $128.3 million at March 31, 2008 from $119.2 million at December 31, 2007. Certificates of deposit, including IRAs, increased by $7.3 million. Transaction accounts, including checking, NOW, money market and savings accounts, increased by $1.8 million. The net deposit growth was attributable to the Irondequoit branch growth of $5.4 million, Fairport branch growth of $2.2 million and Penfield branch growth of $1.5 million.

Borrowings increased by $17.3 million, or 67.6%, to $42.9 million at March 31, 2008 from $25.6 million on December 31, 2007. Borrowings increased by $14.6 million as part of the balance sheet leverage strategy to fund mortgage-backed securities classified as available for sale.

     Stockholders' Equity. Total stockholders' equity decreased by $103,000, or 0.5%, to $20.0 million at March 31, 2008 from $20.1 million at December 31, 2007. The decrease resulted from a net loss of $106,000 for the three months ended March 31, 2008, a $4,000 decrease in accumulated other comprehensive income, and a $7,000 decrease in ESOP shares committed to be released.

     Non-Performing Assets. At March 31, 2008, there were no loans or other assets classified as non-performing assets compared to $63,000 in one-to-four-family residential mortgage loans classified as non-performing assets at December 31, 2007, which were brought current in January 2008.

At March 31, 2008, there were no loans or other assets that are not disclosed or disclosed as classified or special mention, where known information about possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans in the future.

     Average balances and yields. The following table sets forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income. Yields have been annualized.



                                                        For the Quarter Ended March 31,
                                     ------------------------------------------------------------------------
                                                      2008                                2007
                                     ------------------------------------------------------------------------
                                                    Interest                              Interest
                                       Average      Income/       Yield/      Average     Income/      Yield/
                                       Balance      Expense        Cost       Balance     Expense       Cost
                                     ----------    ---------     --------   -----------  ----------   ---------
                                                              (Dollars in thousands)
Interest-earning assets:
Loans.........................       $  122,962        1,817      5.91%     $ 120,473    $  1,794       5.96%
Securities....................          26,466           313      4.73         19,416         235       4.84
Mortgage-backed securities....          17,668           202      4.57          5,773          59       4.09
Other.........................           8,915            74      3.32            454           6       5.29
                                     ----------    ---------                ---------    --------
   Total interest-earning assets       176,011         2,406      5.47        146,116       2,094       5.73
                                                   ---------      ----                   --------       ----
Noninterest-earning assets....           4,987                                  4,694
                                     -----------                            ---------
   Total assets...............       $  180,998                             $ 150,810
                                     ==========                             =========

Interest-bearing liabilities:
NOW accounts..................       $    5,669           12      0.85      $   4,885           7       0.57
Passbook savings..............          13,461            38      1.13         12,190          31       1.02
Money market savings.........
---------------------------------
Individual retirement accounts          10,851            67      2.47         10,207          71       2.78
                                        16,122           181      4.49         14,999         157       4.19
Certificates of deposit.......          74,082           844      4.56         65,462         696       4.25
Borrowings....................          35,363           378      4.28         24,193         291       4.81
                                     ----------    ---------                ---------    --------
   Total interest-bearing
     liabilities..............         155,548         1,520      3.91%       131,936       1,253       3.80%
                                     ----------    ---------      ----      ---------    --------       ----
Noninterest-bearing liabilities:
Demand deposits.........                 3,083                               3,246
Other.........................           2,255                               1,844
                                     ----------                           ---------
     Total liabilities........         160,886                              137,026
Stockholders' equity..........          20,112                               13,784
                                     ----------                           ---------
   Total liabilities and
     stockholders' equity.....       $  180,998                           $ 150,810
                                     ==========                           =========

Net interest income...........                     $     886                             $    841
                                                   =========                             ========
Interest rate spread (1)......                                    1.56%                                 1.93%
                                                                  ====                                  ====
Net interest-earning assets (2)      $   20,463                           $  14,180
                                     ==========                           =========
Net interest margin (3).......                          2.01%                                2.30%
                                                   =========                             ========
Average interest-earning assets
   to average interest-bearing
   liabilities................              113%                                111%
                                            ===                                 ===
---------------------

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

Comparison of Operating Results for the Three Months Ended March 31, 2008 and
March 31, 2007

     General. We had a net loss of $106,000 for the three months ended March 31, 2008 compared to a net loss of $135,000 for the three months ended March 31, 2007. The decrease of $29,000 in net loss for the first quarter of 2008 compared to the first quarter of 2007 resulted primarily from an increase in net interest income. This improvement was generated by an increase in interest-earning assets, due to the investment of the proceeds of our initial stock offering that closed in August 2007 and the leverage strategy discussed earlier.

     Interest and Dividend Income. Interest and dividend income increased by $312,000, or 14.9%, to $2.4 million for the three months ended March 31, 2008 from $2.1 million for the three months ended March 31, 2007. The increase in interest and dividend income resulted from a $23,000, or 1.3%, increase in interest income from loans, a $78,000, or 33.2%, increase in interest income from securities, a $143,000, or 242.4% increase in interest income from mortgage-backed securities, and a $68,000 or 1133.3% increase in other interest income from federal funds sold. Average interest-earning assets increased by $29.9 million, or 20.5%, to $176.0 million for the three months ended March 31, 2008 from $146.1 million for the three months ended March 31, 2007. The yield on interest-earning assets decreased by 26 basis points to 5.47% for the three months ended March 31, 2008 compared to 5.73% for the three months ended March 31, 2007, reflecting decreases in short- and long-term interest rates over the last year.

     Interest Expense. Interest expense increased $267,000, or 21.3%, to $1.5 million for the three months ended March 31, 2008 from $1.3 million for the three months ended March 31, 2007. The increase in interest expense resulted from an increase in the average balance in interest-bearing liabilities and an increase in the average cost of interest-bearing liabilities. The average balance of interest-bearing liabilities increased $23.6 million, or 17.9%, to $155.5 million for the three months ended March 31, 2008 compared to $131.9 million for the three months ended March 31, 2007. The average cost of interest-bearing liabilities increased by 11 basis points to 3.91% for the three months ended March 31, 2008 from 3.80% for the three months ended March 31, 2007. The average cost of deposit accounts increased by 23 basis points to 3.80% for the three months ended March 31, 2008 compared to 3.57% for the three months ended March 31, 2007. In contrast, the average cost of borrowings decreased by 53 basis points to 4.28% for the three months ended March 31, 2008 compared to 4.81% for the three months ended March 31, 2007. The increase in interest expense reflects a higher volume of deposits and borrowings due to the leverage transaction.

At March 31, 2008, we had $21.2 million of certificates of deposit, including individual retirement accounts that will mature during the second quarter of 2008 with a weighted average cost of 4.7%. Based on current market rates, if these funds remain with Fairport Savings Bank with similar maturities, the rates we pay on these deposits will decrease.

     Net Interest Income. Net interest income increased $45,000, or 5.4%, to $886,000 for the three months ended March 31, 2008 from $841,000 for the three months ended March 31, 2007. The increase in net interest income was due primarily to an increase in average interest-earning assets of $6.3 million more than interest-bearing liabilities, due to the investment of the proceeds of the initial stock offering that closed in August 2007. The Company's net interest margin decreased 29 basis points to 2.01% for the three months ended March 31, 2008 from 2.30% for the three months ended March 31, 2007. The decrease in net interest margin is consistent with the lagging effect of the flat or inverted yield curve that existed for much of 2007, as well as competitive market rates for certificates of deposit and the impact of the balance sheet leverage transaction. We expect that the decrease in the Federal Fund's rate of 200 basis points during the first quarter of 2008 should improve our net interest margin over the next few quarters, as certificates of deposits mature and renew at these lower interest rates.

     Provision for Loan Losses. Based on management's evaluation of the factors that determine the level of the allowance for loan losses, we recorded no provision for loan losses for the three month periods ended March 31, 2008 and March 31, 2007. The allowance for loan losses as of March 31, 2008 was $321,000, or 0.27% of total loans, compared to $322,000, or 0.27% of total loans as of March 31, 2007. In the first quarter of 2008 we had a recovery of $2,000 from a previously charged-off consumer loan. We had no non-accrual loans as of March 31, 2008 compared to $46,000, or 0.04% of loans in non-accrual status as of March 31, 2007.

     Other Income. Total other income increased $13,000, or 16.0%, to $94,000 for the three months ended March 31, 2008 compared to $81,000 for the three months ended March 31, 2007. The increase was the result of a $20,000 increase mainly due to overdraft protection fees on customer checking accounts, which is included in other on the Consolidated Statements of Operations, and a $7,000 decrease in commissions from Oakleaf insurance/annuity and security sales.

     Other Expenses. Other expenses increased $12,000, or 1.1%, to $1.1 million for the three months ended March 31, 2008 compared to $1.1 million for the three months ended March 31, 2007. The increase was the result of an additional $12,000 in salaries and benefits expense primarily due to annual cost of living raises effective January 1 of each year, an increase of $7,000 in occupancy expenses primarily due to increased lease expense for the Penfield branch, a decrease of $41,000 in advertising and marketing expenses, and an increase of $34,000 in miscellaneous other expenses, primarily the additional costs associated with being a public company.

     Income Tax Expense/Benefit. We had a pre-tax loss of $164,000 for the three months ended March 31, 2008 versus a pre-tax loss of $210,000 for the three months ended March 31, 2007, which resulted in a $58,000 tax benefit for the three months ended March 31, 2008, versus a $75,000 tax benefit for the three months ended March 31, 2007, a change of $17,000. The effective tax rate was (35.4%) for the three months ended March 31, 2008 compared to (35.7%) for the three months ended March 31, 2007.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of New York, maturities and principal repayments of securities, and recently, but to a lesser extent, loan sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our asset/liability management committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 10.0% or greater. For the quarter ended March 31, 2008, our liquidity ratio averaged 24.0%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2008.

     We regularly adjust our investments in liquid assets based upon our assessment of:

         (i)  expected loan demand;

         (ii)  expected deposit flows;

         (iii) yields available on interest-earning deposits and securities; and

         (iv)  the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits, short-term and intermediate-term securities and federal funds sold.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2008, cash and cash equivalents totaled $9.3 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2008, we had $4.6 million in loan commitments outstanding. In addition to commitments to originate loans, we had $7.6 million in unused lines of credit to borrowers. Certificates of deposit, including individual retirement accounts comprised solely of certificates of deposits, due within one year of March 31, 2008 totaled $72.6 million, or 77.6% of our certificates of deposit and 56.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including certificates of deposit, and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2008. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is and will continue to be originating loans. During the quarter ended March 31, 2008, we originated $3.9 million of loans. However, the steepened yield curve, deposit growth, and FHLB advance availability provided the opportunity to increase our investment portfolio by $25.4 million during the quarter ended March 31, 2008.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank borrowings. We experienced a net increase in total deposits of $9.1 million for the quarter ended March 31, 2008. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provides an additional source of funds. Federal Home Loan Bank borrowings increased by $17.3 million to $42.9 million at March 31, 2008, compared to a net decrease of $6.4 million for the quarter ended March 31, 2007. Federal Home Loan Bank borrowings have primarily been used to fund loan demand; however $14.6 million of advances were used to fund the balance sheet leverage transaction. At March 31, 2008, we had the ability to borrow approximately $94.8 million from the Federal Home Loan Bank of New York, of which $42.9 million had been advanced.

Fairport Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2008, Fairport Savings Bank exceeded all regulatory capital requirements, and was considered "well capitalized" under regulatory guidelines.

The net proceeds from our 2007 minority stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity was adversely affected following the stock offering.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Bank is a party to credit-related financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit. We follow the same credit policies in making commitments as we do for on-balance sheet instruments.

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

At March 31, 2008 and 2007, we had $4.6 million and $1.9 million, respectively, of commitments to grant loans, and $7.6 million and $8.0 million, respectively, of unfunded commitments under lines of credit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable since the Company is a smaller reporting company.

Item 4T. Controls and Procedures

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

Item 1A. Risk Factors

     Not applicable since the Company is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (a) There were no sales of unregistered securities during the period covered by this Report.
     (b) Not applicable.
     (c) There were no issuer repurchases of securities during the period covered by this Report.


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

Item 5. Other Information

     Not applicable

Item 6. Exhibits

     The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1      Charter of FSB Community Bankshares, Inc.*
3.2      Bylaws of FSB Community Bankshares, Inc.*
4        Form of Common Stock Certificate of FSB Community Bankshares, Inc.*
10.1 Employment Agreement between FSB Community Bankshares, Inc. and Dana C. Gavenda*
10.2     Supplemental Executive Retirement Plan*
10.3     Form of Employee Stock Ownership Plan*
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         --------------------
* Filed as exhibits to the Company's Registration Statement on Form SB-2, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-141380).

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FSB COMMUNITY BANKSHARES, INC.


Date:    May 14, 2008                  /s/ Dana C. Gavenda
                                       --------------------------------
                                       Dana C. Gavenda
                                       President and Chief Executive Officer


Date:    May 14, 2008                  /s/ Kevin D. Maroney
                                       --------------------------------
                                       Kevin D. Maroney
                                       Executive Vice President and Chief
                                       Financial Officer

                                                                    Exhibit 31.1

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Dana C. Gavenda, certify that:

1. I have reviewed this March 31, 2008 Quarterly Report on Form 10-Q of FSB Community Bankshares, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:   May 14, 2008                   /s/ Dana C. Gavenda
                                       ----------------------------------
                                       Dana C. Gavenda
                                       President and Chief Executive Officer

                                                                    Exhibit 31.2

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Kevin D. Maroney, certify that:

1. I have reviewed this March 31, 2008 Quarterly Report on Form 10-Q of FSB Community Bankshares, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:    May 14, 2008                  /s/ Kevin D. Maroney
                                       ----------------------------------
                                       Kevin D. Maroney
                                       Executive Vice President and Chief
                                       Financial Officer

                                                                      Exhibit 32

     Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Dana C. Gavenda, Chief Executive Officer and President of FSB Community Bankshares, Inc., (the "Company") and Kevin D. Maroney, Executive Vice President and Chief Financial Officer of the Company, each certify in his capacity as an officer of the Company that he has reviewed the quarterly report on Form 10-Q for the quarter ended March 31, 2008 (the "Report") and that to the best of his knowledge:

     1. the Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:  May 14, 2008                    /s/ Dana C. Gavenda
                                       -----------------------------------
                                       Dana C. Gavenda
                                       President and Chief Executive Officer



Date:  May 14, 2008                    /s/ Kevin D. Maroney
                                       -----------------------------------
                                       Kevin D. Maroney
                                       Executive Vice President and Chief
                                       Financial Officer


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.