Form 10-Q/A
period 2008-03-31
FSB Community Bankshares Inc
filed 2008-08-08
CIK 1389797

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2008
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________ to  ___________________

                          Commission File No. 001-52751

                         FSB Community Bankshares, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                   United States                              74-3164710
          ------------------------------                ---------------------
          (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)               Identification Number)

         45 South Main Street, Fairport, New York                     14450
         -----------------------------------------                    -----
         (Address of Principal Executive Offices)                    Zip Code

                                 (585) 223-9080
                                 --------------
                         (Registrant's telephone number)


                                       N/A
          -------------------------------------------------------------
          (Former name or former address, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days. YES X   NO    .
                                      ---    ---

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

            Large accelerated filer   [ ]         Accelerated filer         [ ]
            Non-accelerated filer     [ ]         Smaller reporting company [X]
    (Do not check if smaller reporting company)

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

                            Purpose of Filing 10-Q/A

The reason for filing this Form 10-Q/A is to correct a typographical error in the amount of the Registrant's Total Assets as of March 31, 2008 disclosed on the balance sheet in "Part I. Financial Information, Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007." All other information in the Form 10-Q/A remains unchanged from the initial filing.

                         FSB Community Bankshares, Inc.
                                    FORM 10-Q

                                      Index
                                      -----

                                                                                                 Page
                                                                                                 ----
                          Part I. Financial Information


Item 1.           Consolidated Financial Statements (unaudited)

                  Consolidated Balance Sheets as of March 31, 2008
                  and December 31, 2007                                                            1

                  Consolidated Statements of Operations for the Three Months Ended
                  March 31, 2008 and 2007                                                          2

                  Consolidated Statements of Stockholders' Equity for the Three Months Ended
                  March 31, 2008 and 2007                                                          3

                  Consolidated Statements of Cash Flows for the Three Months Ended
                  March 31, 2008 and 2007                                                          4

                  Notes to Consolidated Financial Statements                                       6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                        9

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                      16

Item 4T.          Controls and Procedures                                                         16

                           Part II. Other Information

Item 1.           Legal Proceedings                                                               16

Item 1A.          Risk Factors                                                                    16

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                     17

Item 3.           Defaults upon Senior Securities                                                 17

Item 4.           Submission of Matters to a Vote of Security Holders                             17

Item 5.           Other Information                                                               17

Item 6.           Exhibits                                                                        17

                  Signature Page                                                                  18


                          Part I. Financial Information

Item 1.  Consolidated Financial Statements

                         FSB COMMUNITY BANKSHARES, INC.

                           Consolidated Balance Sheets
                March 31, 2008 and December 31, 2007 (unaudited)
                  (Dollars in thousands, except per share data)

                                                                                March 31,             December 31,
                                                                          ----------------------  -------------------
                                 Assets                                            2008                  2007

Cash and due from banks                                                   $           1,319       $           1,159
Interest-earning demand deposits                                                      8,008                   8,285
                                                                          -----------------
     Cash and Cash Equivalents                                                        9,327                   9,444

Securities available for sale                                                        38,681                     244
Securities held to maturity (fair value 2008 - $15,651, 2007- $28,597)               15,548                  28,550
Investment in FHLB stock                                                              2,183                   1,405
Loans receivable, net of allowance for loan losses of: 2008 - $321,
     2007 - $319                                                                    123,606                 124,326
Accrued interest receivable                                                             956                     872
Premises and equipment, net                                                           2,466                   2,525
Other assets                                                                             67                     264
                                                                          -----------------       -----------------
                                 Total Assets                             $         193,034       $         167,630
                                                                          =================       =================

                       Liabilities & Stockholders' Equity

Deposits:
     Non-interest-bearing                                                 $           3,382       $           3,169
     Interest-bearing                                                               124,917                 115,989
                                                                          -----------------       -----------------
                Total Deposits                                                      128,299                 119,158

Borrowings                                                                           42,890                  25,581
Advances from borrowers for taxes and insurance                                       1,348                   1,898
Other liabilities                                                                       451                     844
                                                                          -----------------
                            Total Liabilities                                       172,988                 147,481
                                                                          -----------------

                              Stockholders' Equity

Preferred Stock- no par- 1,000,000 shares authorized;                                    --                      --
no shares issued and outstanding
Common Stock- $0.10 par value - 10,000,000 shares authorized;
 1,785,000 shares issued and outstanding                                                179                     179
Additional paid-in-capital                                                            7,291                   7,293
Retained earnings                                                                    13,118                  13,224
Accumulated other comprehensive income                                                  114                     118
Unearned ESOP shares - at cost                                                         (656)                   (665)
                                                                          -----------------       -----------------
                        Total Stockholders' Equity                                   20,046                  20,149
                                                                          -----------------       -----------------

                        Total Liabilities and Stockholders' Equity        $         193,034       $         167,630
                                                                          =================       =================


See accompanying notes to consolidated financial statements

                         FSB COMMUNITY BANKSHARES, INC.

                      Consolidated Statements of Operations
             Three Months Ended March 31, 2008 and 2007 (unaudited)
                  (Dollars in thousands, except per share data)


                                                                                  2008                   2007
                                                                           -----------------       -------------------
Interest and Dividend Income
    Loans                                                                  $           1,817       $           1,794
    Securities - taxable                                                                 313                     235
    Mortgage-backed securities                                                           202                      59
    Other                                                                                 74                       6
                                                                           -----------------       -----------------
                 Total Interest and Dividend Income                                    2,406                   2,094
                                                                           -----------------       -----------------

Interest expense
    Deposits                                                                           1,142                     962
    Borrowings:
        Short-term                                                                        --                      30
        Long-term                                                                        378                     261
                                                                           -----------------       -----------------
                Total Interest Expense                                                 1,520                   1,253
                                                                           -----------------       -----------------


                Net Interest Income                                                      886                     841
                                                                           -----------------       -----------------

Other Income
    Service fees                                                                          24                      24
    Fee income                                                                            15                      22
    Other                                                                                 55                      35
                                                                           -----------------       -----------------
               Total Other Income                                                         94                      81
                                                                           -----------------       -----------------

Other Expenses
     Salaries and employee benefits                                                      637                     625
     Occupancy expense                                                                   114                     107
     Data processing costs                                                                16                      24
     Advertising                                                                          61                     102
     Equipment expense                                                                    85                      93
     Electronic banking                                                                   18                       7
     Directors fees                                                                       26                      29
     Mortgage fees and taxes                                                              30                      24
     Other expense                                                                       157                     121
                                                                           -----------------       -----------------
               Total Other Expenses                                                    1,144                   1,132
                                                                           -----------------       -----------------

               Loss Before Income Taxes                                                 (164)                   (210)

               Benefit for Income Taxes                                                  (58)                    (75)
                                                                           -----------------       -----------------

               Net Loss                                                    $            (106)      $            (135)
                                                                           =================       =================

               Loss per common share                                       $           (0.06)     $            (0.14)
                                                                           =================       =================

See accompanying notes to consolidated financial statements

                         FSB COMMUNITY BANKSHARES, INC.

                 Consolidated Statements of Stockholders' Equity
             Three Months Ended March 31, 2008 and 2007 (unaudited)
                             (Dollars in thousands)


                                                                                            Accumulated
                                                                Additional                     Other         Unearned
                                        Preferred    Common      Paid in     Retained      Comprehensive       ESOP
                                         Stock       Stock       Capital     Earnings          Income         Shares        Total
                                      -----------   ---------   ----------   -----------    --------------   ----------   ---------
Balance - January 1, 2007             $       --    $     --    $     10     $   13,505     $       355         --      $   13,870

 Comprehensive loss:
   Net loss                                   --          --          --           (135)             --         --            (135)
   Change in net unrealized gain
     on securities available
     for sale, net of taxes                   --          --          --             --             (50)        --             (50)
                                                                                                                         ---------
   Total Comprehensive Loss                   --          --          --             --              --         --            (185)
                                                                             ----------                                  ---------
Balance - March 31, 2007                $     --    $     --    $     10     $   13,370     $       305         --      $   13,685
                                        ========    ========    ========     ==========     ===========                 ==========

Balance - January 1, 2008               $     --    $    179    $  7,293     $   13,224     $       118       (665)     $   20,149

   Comprehensive loss
   Net loss                                   --          --          --           (106)             --         --            (106)
   Change in net unrealized gain
     on securities available
     for sale, net of taxes                   --          --          --             --              (4)        --              (4)
                                                                                                                        ----------
   Total Comprehensive Loss                                                                                                   (110)
                                                                                                                        ----------
    ESOP shares committed to
      be released                             --          --          (2)            --              --          9               7
                                                                ---------    ----------                     ------      ----------
Balance - March 31, 2008                $     --    $    179    $  7,291     $   13,118     $       114       (656)     $   20,046
                                        ========    ========    ========    ===========     ===========     ======      ==========


See accompanying notes to consolidated financial statements

                         FSB COMMUNITY BANKSHARES, INC.

                      Consolidated Statements of Cash Flows
             Three Months Ended March 31, 2008 and 2007 (unaudited)
                             (Dollars in thousands)

                                                                                        2008               2007
                                                                                 ----------------   ----------------
Cash Flows From Operating Activities
   Net Loss                                                                      $         (106)    $         (135)
   Adjustments to reconcile net loss to net cash used by
    operating activities:
         Net amortization of premiums and discounts on investments                           69                  8
         Amortization of net deferred loan origination costs                                  3                 (1)
         Depreciation and amortization                                                       68                 76
         Expense related to stock-based compensation plans                                    7                 --
         Deferred income tax benefit                                                        (28)               (23)
         Decrease (increase) in accrued interest receivable                                 (84)               144
         Increase in other assets                                                            (5)               (52)
         Increase (decrease) in other liabilities                                          (372)               111
                                                                                 --------------     --------------
                        Net Cash Provided (Used) By Operating Activities                   (448)               128
                                                                                 --------------     --------------

Cash Flows From Investing Activities
   Purchase of securities held to maturity                                               (3,001)            (2,000)
   Proceeds from maturities and calls of securities
     held to maturity                                                                    15,487              3,243
   Proceeds from principal paydowns of securities held to maturity                          572                436
   Purchase of securities available for sale                                            (38,565)                --
   Net (increase) decrease in loans                                                        (639)             1,312
   Proceeds from sales of loans                                                           1,364                262
   Purchase (sale) of Federal Home Loan Bank stock                                         (778)               287
   Purchase of premises and equipment                                                        (9)              (791)
                                                                                 --------------     --------------
                        Net Cash Provided (Used) By Investing Activities                (25,569)             2,749
                                                                                 --------------     --------------

Cash Flows From Financing Activities
   Net increase in deposits                                                               9,141              5,639
   Net decrease in short term borrowings                                                     --             (4,200)
   Proceeds from FHLB long-term borrowings                                               17,500                 --
   Repayments on long-term borrowings                                                      (191)            (2,182)
   Net decrease in advances from borrowers
      for taxes and insurance                                                              (550)              (523)
                                                                                 --------------     --------------
                        Net Cash Provided (Used) By Financing Activities                 25,900             (1,266)
                                                                                 --------------     --------------

                         Net Increase (Decrease) in Cash
                                and Cash Equivalents                                       (117)             1,611

Cash and Cash Equivalents- Beginning                                                      9,444              2,182
                                                                                 --------------     --------------

Cash and Cash Equivalents- End                                                   $        9,327     $        3,793
                                                                                 ==============     ==============


                         FSB COMMUNITY BANKSHARES, INC.

                                                       2008             2007
                                                   ------------     ------------
Supplementary Cash Flows Information

        Interest paid                              $    1,462       $   1,259
                                                   ============     ============

        Income taxes paid                          $       --       $     --
                                                   ============     ============


-See accompanying notes to consolidated financial statements

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows at March 31, 2008:

            (Dollars in Thousands)                   Total           Level 1           Level 2            Level 3
                                                     -----           -------           -------            -------
        Securities available for sale              $  38,681       $      --          $ 38,681            $    --
                                                   =========       =========          ========            =======


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

The components of other comprehensive income (loss) and related tax effects for the three months ended March 31, 2008 and 2007 are as follows:


                                                                              March 31, 2008      March 31, 2007
                                                                              --------------      --------------
                                                                                          (In Thousands)

Unrealized holding loss on available for sale securities                      $      (6)           $     (76)


     Tax effect                                                                      (2)                 (26)
                                                                              ---------            ---------

      Net of tax amount                                                       $      (4)           $     (50)
                                                                              =========            =========


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

Critical Accounting Policies

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements (the "Consolidated Financial Statements") included in the Company's Annual Report on Form 10KSB filed with the Securities and Exchange Commission on March 31, 2008. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. We have identified the accounting of our allowance for loan losses as our critical accounting policy.

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

As a substantial percentage of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions are instrumental in determining the value of properties. Overly optimistic assumFptions or negative changes to assumptions could significantly affect the valuation of a property securing a loan and the related allowance determined. Management carefully reviews the assumptions supporting such appraisals to determine that the resulting values reasonably reflect amounts realizable on the related loans.

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

                                                       For the Quarter Ended March 31,
                                    -------------------------------------------------------------------
                                                  2008                                  2007
                                    ---------------------------------   -------------------------------
                                                  Interest                          Interest
                                     Average       Income/     Yield/     Average    Income      Yield/
                                     Balance      Expense       Cost      Balance   Expense       Cost
                                    -----------  --------   ---------   ---------  --------  ----------
                                                            (Dollars in thousands)
Interest-earning assets:
Loans.........................      $  122,962      1,817      5.91%   $ 120,473   $  1,794       5.96%
Securities....................          26,466        313      4.73       19,416        235       4.84
Mortgage-backed securities....          17,668        202      4.57        5,773         59       4.09
Other.........................           8,915         74      3.32          454          6       5.29
                                    ----------  ---------              ---------   --------
   Total interest-earning assets       176,011      2,406      5.47      146,116      2,094       5.73
                                                ---------      ----                --------       ----
Noninterest-earning assets....           4,987                             4,694
                                    -----------                        ---------
   Total assets...............      $  180,998                         $ 150,810
                                    ==========                         =========

Interest-bearing liabilities:

NOW accounts..................      $    5,669         12      0.85    $   4,885          7       0.57
Passbook savings..............          13,461         38      1.13       12,190         31       1.02
Money market savings.........           10,851         67      2.47       10,207         71       2.78
Individual retirement accounts          16,122        181      4.49       14,999        157       4.19
Certificates of deposit.......          74,082        844      4.56       65,462        696       4.25
Borrowings....................          35,363        378      4.28       24,193        291       4.81
                                    ----------  ---------              ---------   --------
   Total interest-bearing
     liabilities..............         155,548      1,520      3.91%     131,936      1,253       3.80%
                                    ----------  ---------      ----    ---------   --------       ----
Noninterest-bearing liabilities:
Demand deposits.........                 3,083                             3,246
Other.........................           2,255                             1,844
                                    ----------                         ---------
     Total liabilities........         160,886                           137,026
Stockholders' equity..........          20,112                            13,784
                                    ----------                         ---------
   Total liabilities and
     stockholders' equity.....      $  180,998                         $ 150,810
                                    ==========                         =========

Net interest income...........                  $     886                          $    841
                                                =========                          ========
Interest rate spread (1)......                                 1.56%                              1.93%
                                                               ====                               ====
Net interest-earning assets (2)     $   20,463                         $  14,180
                                    ==========                         =========
Net interest margin (3).......                        2.01%                             2.30%
                                                ==========                         =========
Average interest-earning assets
   to average interest-bearing
   liabilities................         113%                                  111%
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

Item 5. Other Information

     Not applicable

Item 6. Exhibits

     The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1      Charter of FSB Community Bankshares, Inc.*
3.2      Bylaws of FSB Community Bankshares, Inc.*
4        Form of Common Stock Certificate of FSB Community Bankshares, Inc.*
10.1 Employment Agreement between FSB Community Bankshares, Inc. and Dana C. Gavenda*
10.2     Supplemental Executive Retirement Plan*
10.3     Form of Employee Stock Ownership Plan*
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         ----------------
* Filed as exhibits to the Company's Registration Statement on Form SB-2, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-141380).

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FSB COMMUNITY BANKSHARES, INC.


Date:    August 8, 2008                /s/ Dana C. Gavenda
                                       ---------------------------------------
                                       Dana C. Gavenda
                                       President and Chief Executive Officer


Date:    August 8, 2008                /s/ Kevin D. Maroney
                                       ---------------------------------------
                                       Kevin D. Maroney
                                       Executive Vice President and Chief
                                       Financial Officer