Form 10-Q
period 2008-06-30
FSB Community Bankshares Inc
filed 2008-08-14
CIK 1389797

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2008
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________ to  ___________________

                          Commission File No. 001-52751

                         FSB Community Bankshares, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                  United States                                 74-3164710
         -------------------------------                   ---------------------
         (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                  Identification Number)

        45 South Main Street, Fairport, New York                     14450
        ----------------------------------------                     -----
        (Address of Principal Executive Offices)                    Zip Code

                                 (585) 223-9080
                                 --------------
                         (Registrant's telephone number)


                                       N/A
             -------------------------------------------------------
          (Former name or former address, if changed since last report)

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

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). YES    NO X
                                               ---   ---

     As of August 13, 2008 there were 1,785,000 shares of the Registrant's common stock, par value $0.10 per share, outstanding, 946,050 of which were held by FSB Community Bankshares, MHC, the Registrant's mutual holding company.

                         FSB Community Bankshares, Inc.
                                    FORM 10-Q

                                      Index
                                      -----

                                                                                                Page
                                                                                                ----
                          Part I. Financial Information


Item 1.           Consolidated Financial Statements (unaudited)

                  Consolidated Balance Sheets as of June 30, 2008
                  and December 31, 2007                                                           1

                  Consolidated Statements of Operations for the Three Months Ended
                  June 30, 2008 and 2007                                                          2

                  Consolidated Statements of Operations for the Six Months Ended
                  June 30, 2008 and 2007                                                          3

                  Consolidated Statements of Stockholders' Equity for the Six Months Ended
                  June 30, 2008 and 2007                                                          4

                  Consolidated Statements of Cash Flows for the Six Months Ended
                  June 30, 2008 and 2007                                                          5

                  Notes to Consolidated Financial Statements                                      7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      10

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                     19

Item 4.           Controls and Procedures                                                        19

                           Part II. Other Information

Item 1.           Legal Proceedings                                                              20

Item 1A.          Risk Factors                                                                   20

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                    20

Item 3.           Defaults upon Senior Securities                                                20

Item 4.           Submission of Matters to a Vote of Security Holders                            20

Item 5.           Other Information                                                              21

Item 6.           Exhibits                                                                       21

                  Signature Page                                                                 22


                          Part I. Financial Information

Item 1.  Consolidated Financial Statements

                         FSB COMMUNITY BANKSHARES, INC.

                           Consolidated Balance Sheets
                 June 30, 2008 and December 31, 2007 (unaudited)
                  (Dollars in thousands, except per share data)

                                                                                 June 30,                 December 31,
                                 Assets                                           2008                        2007
                                                                          ----------------------    -----------------------
Cash and due from banks                                                   $               1,362     $                1,159
Interest-earning demand deposits                                                          3,705                      8,285
                                                                          ----------------------    -----------------------
     Cash and Cash Equivalents                                                            5,067                      9,444

Securities available for sale                                                            42,765                        244
Securities held to maturity (fair value 2008 - $11,374, 2007- $28,597)                   11,394                     28,550
Investment in FHLB stock                                                                  2,293                      1,405
Loans receivable, net of allowance for loan losses of: 2008 - $327,
     2007 - $319                                                                        131,869                    124,326
Accrued interest receivable                                                               1,088                        872
Premises and equipment, net                                                               2,414                      2,525
                                                                                            262                        264
                                                                          ----------------------    -----------------------
                       Total Assets                                       $             197,152     $              167,630
                                                                          ======================    =======================
                                 Liabilities & Stockholders' Equity

Deposits:
     Non-interest-bearing                                                 $               3,399     $                3,169
     Interest-bearing                                                                   125,764                    115,989
                                                                          ----------------------    -----------------------
            Total Deposits                                                              129,163                    119,158

Borrowings                                                                               45,058                     25,581
Advances from borrowers for taxes and insurance                                           2,478                      1,898
Other liabilities                                                                           598                        844
                                                                          ----------------------    -----------------------
                       Total Liabilities                                                177,297                    147,481
                                                                          ----------------------    -----------------------
                                 Stockholders' Equity

Preferred Stock- no par- 1,000,000 shares authorized;
no shares issued and outstanding                                                             -                          -
Common Stock- $0.10 par value - 10,000,000 shares authorized;
  1,785,000 shares issued and outstanding                                                  179                        179
Additional paid-in-capital                                                               7,289                      7,293
Retained earnings                                                                       13,128                     13,224
Accumulated other comprehensive income (loss)                                              (94)                       118
Unearned ESOP shares - at cost                                                            (647)                      (665)
                                                                          ----------------------    -----------------------
                       Total Stockholders' Equity                                       19,855                     20,149
                                                                          ----------------------    -----------------------
                       Total Liabilities and Stockholders' Equity         $            197,152      $             167,630
                                                                          ======================    =======================

See accompanying notes to consolidated financial statements

                         FSB COMMUNITY BANKSHARES, INC.

                      Consolidated Statements of Operations
              Three Months Ended June 30, 2008 and 2007 (unaudited)
                  (Dollars in thousands, except per share data)

                                                                                For the Three Months
                                                                                  Ended June 30,
                                                                            2008                2007
                                                                       ---------------      -------------
Interest and Dividend Income
    Loans                                                              $    1,847           $    1,782
    Securities - taxable                                                      370                  242
    Mortgage-backed securities                                                302                   64
    Other                                                                      16                   41
                                                                       ---------------      -------------
                 Total Interest and Dividend Income                         2,535                2,129
                                                                       ---------------      -------------

Interest expense
    Deposits                                                                1,065                1,064
    Borrowings                                                                431                  255
                                                                       ---------------      -------------
                Total Interest Expense                                      1,496                1,319
                                                                       ---------------      -------------
                Net Interest Income                                         1,039                  810
Provision for Loan Losses                                                       6                    -
                                                                       ---------------      -------------
                Net Interest Income After Provision
                   for Loan Losses                                          1,033                  810
                                                                       ---------------      -------------
Other Income
    Service fees                                                               24                   25
    Fee income                                                                 39                   20
    Other                                                                      68                   33
                                                                       ---------------      -------------
                Total Other Income                                            131                   78
                                                                       ---------------      -------------
Other Expenses
     Salaries and employee benefits                                           547                  549
     Occupancy expense                                                        114                  109
     Data processing costs                                                     25                   29
     Advertising                                                               88                   60
     Equipment expense                                                         80                   84
     Electronic banking                                                        17                   14
     Directors fees                                                            31                   24
     Mortgage fees and taxes                                                   66                   47
     Other expense                                                            182                  147
                                                                       ---------------      -------------
               Total Other Expenses                                         1,150                 1,063
                                                                       ---------------      -------------
               Income (Loss) Before Income Taxes                               14                  (175)

               Provision (Benefit) for Income Taxes                             4                   (63)
                                                                       ---------------      -------------
               Net Income (Loss)                                       $       10           $      (112)
                                                                       ===============      =============
               Earnings (Loss) per common share                        $     0.01           $     (0.12)
                                                                       ===============      =============

See accompanying notes to consolidated financial statements

                                       2

                         FSB COMMUNITY BANKSHARES, INC.

                      Consolidated Statements of Operations
               Six Months Ended June 30, 2008 and 2007 (unaudited)
                  (Dollars in thousands, except per share data)


                                                                             2008              2007
                                                                       ----------------   ---------------
Interest and Dividend Income
    Loans                                                              $    3,664         $        3,575
    Securities - taxable                                                      683                    477
    Mortgage-backed securities                                                504                    123
    Other                                                                      90                     47
                                                                       ----------------   ---------------
                 Total Interest and Dividend Income                         4,941                  4,222
                                                                       ----------------   ---------------
Interest expense
    Deposits                                                                2,207                  2,027
    Short Term Borrowings                                                       -                     29
    Long Term Borrowings                                                      809                    516
                                                                       ----------------   ---------------
                 Total Interest Expense                                     3,016                  2,572
                                                                       ----------------   ---------------
                 Net Interest Income                                        1,925                  1,650

Provision for Loan Losses                                                       6                      -
                                                                       ----------------   ---------------
                 Net Interest Income After Provision
                   for Loan Losses                                          1,919                  1,650
                                                                       ----------------   ---------------
Other Income
    Service fees                                                               48                     49
    Fee income                                                                 54                     42
    Other                                                                     123                     68
                                                                       ----------------   ---------------
                 Total Other Income                                           225                    159
                                                                       ----------------   ---------------
Other Expenses
     Salaries and employee benefits                                         1,184                  1,173
     Occupancy expense                                                        228                    216
     Data processing costs                                                     41                     53
     Advertising                                                              149                    162
     Equipment expense                                                        165                    178
     Electronic banking                                                        35                     21
     Directors fees                                                            57                     53
     Mortgage fees and taxes                                                   96                     71
     Other expense                                                            339                    267
                                                                       ----------------   ---------------
                 Total Other Expenses                                       2,294                  2,194
                                                                       ----------------   ---------------
                 Loss Before Income Taxes                                    (150)                  (385)

                 Income Tax (Benefit)                                         (54)                  (138)
                                                                       ----------------   ---------------
                 Net Loss                                              $      (96)        $         (247)
                                                                       ================   ---------------
                 Loss per common share                                 $    (0.06)        $        (0.26)
                                                                       ================   ===============

See accompanying notes to consolidated financial statements

                                       3

                         FSB COMMUNITY BANKSHARES, INC.

                 Consolidated Statements of Stockholders' Equity
               Six Months Ended June 30, 2008 and 2007 (unaudited)
                             (Dollars in thousands)


                                                                                     Accumulated
                                                      Additional                       Other            Unearned
                                           Common       Paid in        Retained      Comprehensive        ESOP
                                            Stock       Capital        Earnings      Income (Loss)       Shares       Total
                                         -----------  ------------  -------------   ----------------  -----------  -----------

Balance - January 1, 2007                $        -   $        10   $    13,505     $         355     $        -   $   13,870

    Comprehensive loss:
        Net loss                                  -             -          (247)                -              -         (247)
        Change in net unrealized gain
            on securities available
            for sale, net of taxes                -             -             -               (44)             -          (44)
                                                                                                                   -----------
        Total Comprehensive Loss                  -             -             -                 -              -         (291)
                                         -----------  ------------  -------------   ----------------  -----------  -----------
Balance - June 30, 2007                  $        -   $        10   $    13,258     $         311     $        -   $   13,579
                                         ===========  ============  =============   ================  ===========  ===========
Balance - January 1, 2008                $      179   $     7,293   $    13,224     $         118     $     (665)  $   20,149

        Comprehensive loss:
        Net loss                                  -             -           (96)                -              -          (96)
        Change in net unrealized
            gain (loss) on securities
            available for sale, net of
            taxes                                 -             -             -              (212)             -         (212)
                                                                                                                   -----------
        Total Comprehensive Loss                                                                                         (308)
                                                                                                                   -----------
       ESOP shares committed to
            be released                           -            (4)            -                 -             18           14
                                         -----------  ------------  -------------   ----------------  -----------  -----------
Balance - June 30, 2008                  $      179   $     7,289   $    13,128     $         (94)    $     (647)  $   19,855
                                         ===========  ============  =============   ================  ===========  ===========
See accompanying notes to consolidated financial statements

                                       4

                         FSB COMMUNITY BANKSHARES, INC.

                      Consolidated Statements of Cash Flows
          Six Months Ended June 30, 2008 and 2007 (unaudited) (Dollars
                                  in thousands)


                                                                                       2008               2007
                                                                                -----------------   -----------------
Cash Flows From Operating Activities
   Net Loss                                                                     $           (96)    $          (247)
   Adjustments to reconcile net loss to net cash used by
   operating activities:
         Net amortization of premiums and discounts on investments                          162                  15
         Gain on sale of loans                                                               (7)                  -
         Amortization of net deferred loan origination fees                                 (12)                (13)
         Depreciation and amortization                                                      134                 151
         Provision for loan losses                                                            6                   -
         Expense related to stock-based compensation plans                                   14                   -
         Deferred income tax benefit                                                        (35)                (23)
         Decrease (increase) in accrued interest receivable                                (216)                 65
         Derease (increase) in other assets                                                   6                (543)
         Decrease in other liabilities                                                     (107)               (175)
                                                                                -----------------   -----------------
                        Net Cash Used By Operating Activities                              (151)               (770)
                                                                                -----------------   -----------------
Cash Flows From Investing Activities
   Purchase of securities held to maturity                                               (3,001)             (5,000)
   Proceeds from maturities and calls of securities held to maturity                     18,988               3,200
   Proceeds from principal paydowns of securities held to maturity                        1,149                 763
   Purchase of securities available for sale                                            (49,948)                  -
   Proceeds from maturities and calls of securities available for sale                    5,500                   -
   Proceeds from principal paydowns of securities available for sale                      1,462                   -
   Net (increase) decrease in loans                                                      (9,154)                264
   Proceeds from sales of loans                                                           1,627                 411
   Purchase (redemption) of Federal Home Loan Bank stock                                   (888)                339
   Purchase of premises and equipment                                                       (23)               (646)
                                                                                -----------------   -----------------
                        Net Cash Used By Investing Activities                           (34,288)               (669)
                                                                                -----------------   -----------------
Cash Flows From Financing Activities
   Net increase in deposits                                                              10,005              16,584
   Net decrease in short term borrowings                                                      -              (4,200)
   Proceeds from borrowings                                                              21,500                   -
   Repayments on borrowings                                                              (2,023)             (3,867)
   Net increase in advances from borrowers
      for taxes and insurance                                                               580                 486
                                                                                -----------------   -----------------
                        Net Cash Provided By Financing Activities                        30,062               9,003
                                                                                -----------------   -----------------
                        Net Increase (Decrease) in Cash
                                and Cash Equivalents                                     (4,377)              7,564

Cash and Cash Equivalents- Beginning                                                      9,444               2,182
                                                                                -----------------   -----------------
Cash and Cash Equivalents- End                                                  $         5,067     $         9,746
                                                                                =================   =================


                         FSB COMMUNITY BANKSHARES, INC.

                                                                                      2008               2007
                                                                                -----------------   -----------------

Supplementary Cash Flows Information

   Interest paid                                                                $         3,089     $         2,576
                                                                                =================   =================
   Income taxes paid                                                            $             -     $              1
                                                                                =================   =================
See accompanying notes to consolidated financial statements


Notes to Consolidated Financial Statements

Note 1-Basis of Presentation

The accompanying unaudited consolidated financial statements of FSB Community Bankshares, Inc., and its wholly owned subsidiary (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

The unaudited consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's audited financial statements for the years ended December 31, 2007 and 2006, included in the Annual Report filed on Form 10-KSB with the Securities and Exchange Commission ("SEC") on March 31, 2008.

Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated financial statements at June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and 2007 include the accounts of the Company, Fairport Savings Bank (the "Bank") and the Bank's wholly-owned subsidiary, Oakleaf Services Corporation ("Oakleaf"). All inter-company balances and transactions have been eliminated in consolidation. Certain amounts from prior periods have been reclassified, when necessary, to conform to current period presentation.


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

An asset's or liability's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows at June 30, 2008:

                (In Thousands)                       Total           Level 1         Level 2       Level 3
                                                     -----           -------         -------       -------

        Securities available for sale             $   42,765       $       -       $   42,765     $      -
                                                  ==========       =========       ==========     ========

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

The components of other comprehensive income (loss) and related tax effects for the three and six months ended June 30, 2008 and 2007 are as follows:

                                                 For the Three Months Ended         For the Six Months Ended
                                                            June 30,                        June 30,
                                                    2008            2007              2008            2007
                                                    ----            ----              ----            ----
                                                        (In Thousands)                    (In Thousands)

Unrealized holding gain (loss) on
    available for sale securities               $    (317)       $        9           (323)         $   (67)

          Tax effect                                 (109)                3           (111)             (23)
                                                -----------     ------------      ----------        ---------
          Net of tax amount                     $    (208)       $        6           (212)         $   (44)
                                                ===========     ============      ===========       =========

Note 5- Earnings (Loss) Per Common Share

Basic earnings  (loss) per common share is calculated by dividing the net income
(loss) by the weighted-average number of common shares outstanding during the period. The common shares issued to FSB Community Bankshares, MHC of 946,050 are assumed to be outstanding for all periods presented, consistent with the provisions of SFAS No. 128, Earnings per Share, pertaining to changes in capital structure. The 838,950 shares issued to the public are included in the weighted average common shares outstanding calculation only from the date such shares were issued. The Company has not granted any restricted stock awards or stock options and, during the six months ended June 30, 2008 and 2007, had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating basic earnings (loss) per common share until they are committed to be released. The basic average common shares outstanding were 1,718,526 for the three months and six months ended June 30, 2008 and 946,050 for the three months and six months ended June 30, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout the Management's Discussion and Analysis ("MD&A") the term, "the Company", refers to the consolidated entity of FSB Community Bankshares, Inc., Fairport Savings Bank, and Oakleaf Services Corporation, a wholly owned subsidiary of Fairport Savings Bank. At June 30, 2008, FSB Community Bankshares, MHC the Company's mutual holding company parent, held 946,050 shares, or 53.0%, of the Company's common stock, engaged in no significant activities and was not included in the MD&A.


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

Critical Accounting Policies

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements ("the Consolidated Financial Statements") included in the Company's Annual Report filed on Form 10-KSB with the Securities and Exchange Commission on March 31, 2008. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. We have identified the accounting for our allowance for loan losses as our critical accounting policy.

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

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

     Total Assets. Total assets increased by $29.6 million, or 17.7%, to $197.2 million at June 30, 2008 from $167.6 million at December 31, 2007. The primary increase in total assets reflected increases in securities and loans receivable, partially offset by decreases in cash and cash equivalents.

Cash and cash equivalents decreased by $4.3 million, or 45.7% to $5.1 million on June 30, 2008 from $9.4 million on December 31, 2007. The Federal Reserve decreased short term interest rates 325 basis point from 5.25% to 2.00% since September 2007. As a result, management decided to re-invest excess interest earning demand deposits in higher yielding securities and loans.

Securities increased by $25.4 million, or 88.2%, to $54.2 million at June 30, 2008 from $28.8 million at December 31, 2007. The increase was attributable to purchases of $33.9 million of United States Government agency securities and purchases of $19.0 million of mortgage-backed securities, partially offset by maturities of $24.5 million of United States Government agency securities, $2.6 million of principal payments received from mortgage-backed securities and a $323,000 decrease in the fair value of equity securities available for sale. In February 2008, the Company executed a $14.6 million mortgage-backed securities balance sheet leverage strategy funded by FHLB advances in an effort to increase earnings, as described below. All securities purchased in 2008, other than $3.0 million of United States Government agency securities purchased in January 2008, have been classified as securities available for sale. Management's decision to increase the securities classified as available for sale is intended to provide greater liquidity as an alternative to borrowings.

Investment in FHLB of New York stock increased by $888,000, or 63.2% to $2.3 million at June 30, 2008, from $1.4 million at December 31, 2007. The FHLB of New York requires members to purchase additional stock with additional borrowings.

Loans receivable increased by $7.6 million, or 6.1%, to $131.9 million at June 30, 2008 from $124.3 million at December 31, 2007. The increase in loans receivable was primarily the result of increases in net residential mortgage loans totaling $8.6 million and home equity loans and lines of credit totaling $459,000, partially offset by sales of fixed rate 30 year residential mortgages totaling $1.6 million. The Bank has no exposure to sub-prime lending activities.

     Deposits and Borrowings. Total deposits increased by $10.0 million, or 8.4%, to $129.2 million at June 30, 2008 from $119.2 million at December 31, 2007. Certificates of deposit, including IRAs, increased by $5.7 million. Transaction accounts, including checking, NOW, money market and savings accounts, increased by $4.3 million. The net deposit growth was attributable to the Irondequoit branch growth of $5.2 million, Fairport branch growth of $1.8 million and Penfield branch growth of $3.0 million.

Borrowings increased by $19.5 million, or 76.2%, to $45.1 million at June 30, 2008 from $25.6 million on December 31, 2007. The increase in borrowings included $14.6 million as part of the balance sheet leverage strategy executed in February 2008 that, at the time of the transaction, generated a positive 149 basis point spread.

     Stockholders' Equity. Total stockholders' equity decreased by $294,000, or 1.5%, to $19.8 million at June 30, 2008 from $20.1 million at December 31, 2007. The decrease resulted principally from a net loss of $96,000 for the six months ended June 30, 2008, and a $212,000 increase in accumulated other comprehensive loss.

     Non-Performing Assets. At June 30, 2008, there were two home equity lines of credit secured by real estate totaling $36,000 classified as non-performing assets compared to $63,000 in one-to-four-family residential mortgage loans classified as non-performing assets at December 31, 2007.

At June 30, 2008, there were no loans or other assets that are not disclosed or disclosed as classified or special mention, where known information about possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans in the future.

     Average balances and yields. The following tables set forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income. Yields have been annualized.


                                                    For the Three Months Ended June 30,
                                    -----------------------------------------------------------------------
                                                  2008                                  2007
                                    ---------------------------------    ----------------------------------
                                                Interest                              Interest
                                    Average     Income        Yield/      Average       Income       Yield/
                                    Balance     Expense        Cost       Balance       Expense      Cost
                                    ---------  -----------  ----------  -----------  -------------  -------
                                                            (Dollars in thousands)

Interest-earning assets:
Loans............................   $ 126,995   $  1,847      5.82%     $  120,083   $   1,782       5.94%
Securities.......................      31,378        370      4.72          18,791         242       5.15
Mortgage-backed securities.......      26,757        302      4.51           6,025          64       4.25
Other............................       3,158         16      2.03           3,293          41       4.98
                                    ---------  -----------              -----------  -------------
  Total interest-earning assets..     188,288      2,535      5.39%        148,192       2,129       5.75%
                                               -----------  ----------               -------------  -------
Non-interest-earning assets......       4,838                                4,980
                                    ---------                           -----------
   Total assets..................   $  193,126                          $  153,172
                                    =========                           ===========

Interest-bearing liabilities:

NOW accounts.....................  $   6,742         15      0.89%     $     5,390   $       8       0.59
Passbook savings.................     14,241         32      0.90           13,536          35       1.03
Money market savings.............     11,203         52      1.86           10,604          75       2.83
Individual retirement accounts...     16,275        179      4.40           15,714         173       4.40
Certificates of deposit..........     76,366        787      4.12           68,265         773       4.53
Borrowings.......................     42,077        431      4.10           20,536         255       4.97
                                    ---------  -----------              -----------  -------------
   Total interest-bearing
    liabilities..................    166,904      1,496      3.59%         134,045       1,319       3.94%
                                    ---------  -----------  ----------  -----------  -------------  -------
Non-interest-bearing liabilities:
Demand deposits..................      3,303                                 3,124
Other............................      2,774                                 2,351
                                    ---------                           -----------
     Total liabilities...........    172,981                               139,520
Stockholders' equity.............     20,145                                13,652
                                    ---------                           -----------
    Total liabilities and
      stockholders' equity.......  $ 193,126                           $   153,172
                                   ===========                         ============
Net interest income.............                $ 1,039                              $     810
                                                =========                            =============
Interest rate spread (1)........                             1.80%                                   1.81%
                                                            ==========                              =======
Net interest-earning assets (2).   $  21,384                           $    14,147
                                   ===========                         ============
Net interest margin (3).........                   2.21%                                 2.18%
                                                =========                            =============
Average interest-earning assets
   to average interest-bearing
   liabilities..................         113%                                  111%
                                   ===========                         ============
---------------------
(1)  Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)  Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)  Net  interest  margin  represents  net  interest  income  divided  by total interest-earning assets.

                                       13

                                                     For the Six Months Ended June 30,
                                    -----------------------------------------------------------------------
                                                  2008                                  2007
                                    ---------------------------------    ----------------------------------
                                                Interest                              Interest
                                    Average     Income        Yield/      Average       Income       Yield/
                                    Balance     Expense        Cost       Balance       Expense      Cost
                                    ---------  -----------  ----------  -----------  -------------  -------
                                                            (Dollars in thousands)
Interest-earning assets:

Loans.........................     $ 124,979      3,664      5.86%     $   120,277    $   3,575       5.94%
Securities....................        28,921        683      4.72           19,101          477       4.99
Mortgage-backed securities....        22,213        504      4.54            5,899          123       4.17
Other.........................         6,062         90      2.97            1,882           47       4.99
                                   ---------  -----------              -----------  -------------
   Total interest-earning assets     182,175      4,941      5.42%         147,159        4,222       5.74%

Non-interest-earning assets...         4,887                                 4,839
                                   ---------                           -----------
   Total assets...............     $ 187,062                           $   151,998
                                   =========                           ===========
Interest-bearing liabilities:

NOW accounts..................     $   6,206         27      0.87      $     5,139           16       0.62
Passbook savings..............        13,851         71      1.03           12,866           77       1.20
Money market savings.........         11,027        120      2.18           10,407          146       2.81
Individual retirement accounts        16,199        360      4.44           15,358          330       4.30
Certificates of deposit.......        75,223      1,629      4.33           66,871        1,458       4.36
Borrowings....................        38,720        809      4.18           22,355          545       4.88
                                    ---------  -----------              -----------  -------------
   Total interest-bearing
    liabilities..............        161,226      3,016      3.74%         132,996        2,572       3.87%
                                    ---------  -----------  ----------  -----------  -------------  -------
Non-interest-bearing liabilities:
Demand deposits.........               3,193                                 3,185
Other.........................         2,515                                 2,132
                                    ---------                           -----------
     Total liabilities........       166,934                               138,313
Stockholders' equity..........        20,128                                13,685
                                    ---------                           -----------
    Total liabilities and
     stockholders' equity.....     $ 187,062                           $   151,998
                                   ===========                         ============
Net interest income...........                    1,925                                   1,650
                                                =========                            =============
Interest rate spread (1)......                               1.68%                                    1.87%
                                                            ==========                              =======
Net interest-earning assets (2)       20,949                                14,163
                                   ===========                         ============
Net interest margin (3).......                     2.11%                                   2.24%
                                                =========                            =============
Average interest-earning assets
   to average interest-bearing
   liabilities................           113%                                  111%
                                   ===========                         ============

Comparison of Operating Results for the Three Months Ended June 30, 2008 and June 30, 2007

     General. We had net income of $10,000 for the three months ended June 30, 2008 compared to a net loss of $112,000 for the three months ended June 30, 2007. Net income for the second quarter of 2008 compared to the loss for the second quarter of 2007 resulted primarily from an increase in net interest income of $229,000, other income of $53,000, partially offset by an increase of other expense of $87,000, increased provision for loan losses of $6,000, and increased income tax expense of $67,000. The increase in interest earning assets was primarily the result of funds received from our stock offering that closed issuance in August 2007, being invested in securities and loans, and a $14.6 million balance sheet leverage strategy whereby we increased FHLB borrowings and re-invested those funds into higher-yielding mortgage-backed securities, that was executed in February 2008.

     Interest and Dividend Income. Interest and dividend income increased by $406,000, or 19.1%, to $2.5 million for the three months ended June 30, 2008 from $2.1 million for the three months ended June 30, 2007. The increase in interest and dividend income resulted from a $65,000, or 3.6%, increase in interest income from loans, a $128,000, or 52.9%, increase in interest income from securities, a $238,000, or 371.9% increase in interest income from mortgage-backed securities, offset by a $25,000 or 61.0% decrease in other interest income, and also interest earning demand accounts. Average interest-earning assets increased by $40.1 million, or 27.1%, to $188.3 million for the three months ended June 30, 2008 from $148.2 million for the three months ended June 30, 2007. The yield on interest-earning assets decreased by 36 basis points to 5.39% for the three months ended June 30, 2008 compared to 5.75% for the three months ended June 30, 2007, reflecting the effect of the 325 basis point drop in interest rates by the Federal Reserve since September 2007.

     Interest Expense. Interest expense increased $177,000, or 13.4%, to $1.5 million for the three months ended June 30, 2008 from $1.3 million for the three months ended June 30, 2007. The increase in interest expense resulted from an increase in the average balances in interest-bearing liabilities of $32.9 million, or 24.5%, to $166.9 million for the three months ended June 30, 2008 compared to $134.0 million for the three months ended June 30, 2007. The average cost of interest-bearing liabilities decreased by 35 basis points to 3.59% for the three months ended June 30, 2008 from 3.94% for the three months ended June 30, 2007. The average cost of deposit accounts decreased by 34 basis points to 3.41% for the three months ended June 30, 2008 compared to 3.75% for the three months ended June 30, 2007. The average cost of borrowings decreased by 87 basis points to 4.10% for the three months ended June 30, 2008 compared to 4.97% for the three months ended June 30, 2007. The increase in interest expense reflects a higher volume of deposits and borrowings.

At June 30, 2008, we had $21.1 million of certificates of deposit, including individual retirement accounts that will mature during the third quarter of 2008 with a weighted average cost of 4.38%. Based on current market rates, if these funds remain with Fairport Savings Bank with similar maturities, the rates we pay on these deposits will decrease.

     Net Interest Income. Net interest income increased $229,000, or 28.3%, to $1.0 million for the three months ended June 30, 2008 from $810,000 for the three months ended June 30, 2007. The increase in net interest income was due primarily to an increase in average interest-earning assets of $7.2 million more than interest-bearing liabilities, due to the investment of the proceeds of our stock offering that closed in August 2007, as well as the $14.6 million balance sheet leverage transaction. The Company's net interest margin increased 3 basis points to 2.21% for the three months ended June 30, 2008 from 2.18% for the three months ended June 30, 2007. The increase in net interest margin was primarily attributable to the effect of a normal yield curve in 2008 compared to the effect of the flat or inverted yield curve that existed for much of 2007. If the current interest rate environment remains relatively stable through the remainder of 2008, we anticipate continued improvement in our net interest margin with certificates of deposits maturing and renewing at lower interest rates, and new loan volume added to the balance sheet at higher interest rates.

     Provision for Loan Losses. Based on management's evaluation of the factors that determine the level of the allowance for loan losses, we recorded $6,000 in provision for loan losses for the three month periods ended June 30, 2008 compared to no provision for loan losses for the three months ended June 30, 2007. The allowance for loan losses as of June 30, 2008 was $327,000, or .25% of total loans, compared to $322,000, or 0.27% of total loans as of June 30, 2007. We had $36,000, or 0.03% in non-accrual loans as of June 30, 2008 compared to $238,000, or 0.20% of loans in non-accrual loan status as of June 30, 2007.

     Other Income. Total other income increased $53,000, or 67.9%, to $131,000 for the three months ended June 30, 2008 compared to $78,000 for the three months ended June 30, 2007. Other income grew by $35,000, primarily an increase in checking account service charge fees associated with the courtesy overdraft protection at point of sale and ATM's, and an increase of $19,000 in commissions from Oakleaf Services insurance/annuity and security sales.

     Other Expenses. Other expenses increased $87,000, or 8.2%, to $1.1 million for the three months ended June 30, 2008 compared to $1.1 million for the three months ended June 30, 2007. The increase was the result of an increase of $5,000 in occupancy expenses primarily due to increased lease expense for the Penfield branch, an increase of $28,000 in advertising and marketing expenses, an increase of $19,000 in mortgage fees and taxes due to increased mortgage and home equity origination volume, and an increase of $35,000 in miscellaneous other expenses, primarily the additional costs associated with being a public company.

     Income Tax Expense/Benefit. We had pre-tax income of $14,000 for the three months ended June 30, 2008 versus a pre-tax loss of $175,000 for the three months ended June 30, 2007, which resulted in a $4,000 tax expense for the three months ended June 30, 2008, versus a $63,000 tax benefit for the three months ended June 30, 2007, a change of $67,000. The effective tax rate was 28.6% for the three months ended June 30, 2008 compared to (36.0%) for the three months ended June 30, 2007.

Comparison of Operating Results for the Six Months Ended June 30, 2008 and June 30, 2007

     General. We had a net loss of $96,000 for the six months ended June 30, 2008 compared to a net loss of $247,000 for the six months ended June 30, 2007. The improvement was attributable to an increase in net interest income of $275,000, an increase in other income of $66,000, partially offset by an increase in other expenses of $100,000, a $6,000 provision for loan losses, and a decrease in income tax benefit of $84,000. The net interest income improvement was generated by an increase in interest-earning assets due to the investment of the proceeds of our initial stock offering that closed in August 2007, as well as the balance sheet leverage transaction.

     Interest and Dividend Income. Interest and dividend income increased by $719,000, or 17.1% to $4.9 million for the six months ended June 30, 2008 from $4.2 million for the six months ended June 30, 2007. The increase in interest and dividend income resulted primarily from an $89,000, or 2.5%, increase in interest income from loans, a $206,000, or 43.2%, increase in interest income from securities, a $381,000, or 309.8% increase in interest income from mortgage-backed securities, and a $43,000, or 91.5% increase in interest income from other sources. Average interest-earning assets increased by $35.0 million, or 23.8%, to $182.2 million for the six months ended June 30, 2008 from $147.2 million for the six months ended June 30, 2007. The yield on interest earning assets decreased by 32 basis points to 5.42% for the six months ended June 30, 2008 compared to 5.74% for the six months ended June 30, 2007, reflecting decreases in interest rates in an asset structure that grew primarily in securities and adjustable rate mortgage-backed securities.

     Interest Expense. Interest expense increased $444,000, or 17.3%, to $3.0 million for the six months ended June 30, 2008 from $2.6 million for the six months ended June 30, 2007. The increase in interest expense resulted from an increase in average balances in interest-bearing liabilities of $28.2 million, or 21.2%, to $161.2 million for the six months ended June 30, 2008 compared to $133.0 million for the six months ended June 30, 2007. The average cost of interest-bearing liabilities decreased by 13 basis points to 3.74% for the six months ended June 30, 2008 from 3.87% for the six months ended June 30, 2007. The average cost of deposit accounts decreased by 6 basis points to 3.60% for the six months ended June 30, 2008 compared to 3.66% for the six months ended June 30, 2007. In addition, the average cost of borrowings decreased by 70 basis points to 4.18% for the six months ended June 30, 2008 compared to 4.88% for the six months ended June 30, 2007. The interest expense increase was the result of increased volume in both deposits and borrowings.

     Net Interest Income. Net interest income increased $275,000, or 16.7%, to $1.9 million for the six months ended June 30, 2008 from $1.6 million for the six months ended June 30, 2007. The increase in net interest income was due primarily to an increase of interest bearing assets of $6.8 million more than interest bearing liabilities. The average cost of our interest-bearing liabilities decreased by 13 basis points, while the average yield on our interest-earning assets decreased by 32 basis points, as the deposit growth of the Bank has primarily been in time deposits, which carry higher costs than other deposit alternatives. Our net interest margin decreased by 13 basis points to 2.11% for the six months ended June 30, 2008 from 2.24% for the six months ended June 30, 2007.

     Provision for Loan Losses. Based on management's evaluation of the factors that determine the level of the allowance for loan losses, we recorded a $6,000 provision for loan losses for the six month period ended June 30, 2008 and no provision for loan losses for the six month period ended June 30, 2007. We believe that we maintain exceptional credit quality within our loan portfolio with no charge-offs recorded within the reporting period. The allowance for loan losses as of June 30, 2008 was $327,000, or 0.25% of total loans, compared to $322,000, or 0.27% of total loans as of June 30, 2007. We had non-accrual loans totaling $36,000, or .03% of total loans receivable as of June 30, 2008 compared to $238,000, or 0.20% of loans in non-accrual status as of June 30, 2007.

     Other Income. Other income increased $66,000, or 41.5%, to $225,000 for the six months ended June 30, 2008 compared to $159,000 for the six months ended June 30, 2007. The increase in other income was primarily the result of a $12,000 increase in our Oakleaf subsidiary revenue and a $55,000 increase in other income from an increase in checking account service charge fees associated with the courtesy overdraft protection at point of sale and ATM's.

     Other Expense. Other expense increased $100,000, or 4.5%, to $2.3 million for the six months ended June 30, 2008 compared to $2.2 million for the six months ended June 30, 2007. The increase was mainly the result of an additional $11,000 in salaries and benefits expense primarily due to annual cost of living raises effective January 1 of each year, a $25,000 increase in mortgage fees and taxes due to increased loan volume, a $14,000 increase in electronic banking after ATM vendor switch credits were applied, a $12,000 increase in occupancy expense due to property tax and rent increases at the Penfield Branch, and an increase of $76,000 in other expenses, including directors fees, primarily due to increased costs associated with being a newly registered public company.

     Income Tax Benefit. We had a pre-tax loss of $150,000 for the six months ended June 30, 2008 versus a pre-tax loss of $385,000 for the six months ended June 30, 2007, which resulted in a $54,000 tax benefit for the six months ended June 30, 2008, versus a $138,000 tax benefit for the six months ended June 30, 2007, a change of $84,000. The effective tax rate was (36.0%) for the six months ended June 30, 2008 compared to (35.8%) for the six months ended June 30, 2007.

Liquidity and Capital Resources

     Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of New York, maturities and principal repayments of securities, and recently, but to a lesser extent, loan sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our asset/liability management committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 10.0% or greater. For the quarter ended June 30, 2008, our liquidity ratio averaged 19.4%. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2008.


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

     Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2008, cash and cash equivalents totaled $5.1 million.

     Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

     At June 30, 2008, we had $6.9 million in loan commitments outstanding. In addition to commitments to originate loans, we had $7.7 million in unused lines of credit to borrowers. Certificates of deposit, including individual retirement accounts comprised solely of certificates of deposits, due within one year of June 30, 2008 totaled $67.3 million, or 73.2% of our certificates of deposit and 52.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds including loan sales, other deposit products, including certificates of deposit, and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2009. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

     Our primary investing activity is and will continue to be originating loans. During the six months ended June 30, 2008, we originated $16.4 million of loans.

     Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank borrowings. We experienced a net increase in total deposits of $864,000 for the quarter ended June 30, 2008. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

     Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provides an additional source of funds. Federal Home Loan Bank borrowings increased by $19.5 million to $45.1 million for the six months ended June 30, 2008, compared to a net decrease of $8.1 million to $20.0 million for the six months ended June 30, 2007. Federal Home Loan Bank borrowings have primarily been used to fund loan demand; however $14.6 million of advances were used to fund a balance sheet leverage transaction in February 2008 whereby we re-invested these borrowings into higher-yielding mortgage-backed securities. At June 30, 2008, we had the ability to borrow approximately $96.8 million from the Federal Home Loan Bank of New York, of which $45.1 million had been advanced.

     Fairport Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2008, Fairport Savings Bank exceeded all regulatory capital requirements, and was considered "well capitalized" under regulatory guidelines.

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

     At June 30, 2008 and 2007, we had $6.9 million and $4.4 million, respectively, of commitments to grant loans, and $7.7 million and $7.7 million, respectively, of unfunded commitments under lines of credit.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable since the Company is a smaller reporting company.

Item 4. Controls and Procedures

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

Item 4. Submission of Matters to a Vote of Security Holders

     An annual meeting of shareholders was held at 2:00 pm on May 21, 2008 at the Perinton Community Center, 1350 Turk Hill Road, Fairport, NY 14450. The matters considered and voted on at the annual meeting were as follows:

Proposal No. 1

The election of Gary Lindsay, Terence O'Neil and Lowell T. Twitchell, each to serve as a director of the Company for a term of three-years, and the election of Alicia H. Pender, as a director of the Company to serve a one-year term, and until their successors have been elected and qualified.

                                    For                  Withheld
                             -------------------------------------------------
Gary Lindsay                    1,453,330                 41,550

Terence O'Neil                  1,356,578                 138,302

Lowell T. Twitchell             1,452,230                  41,650

Alicia H. Pender                1,494,630                  42,650


     Additionally, the following directors remain in office: Thomas J. Hanss, James E. Smith, Dana C. Gavenda, Robert W. Sturn and Charis W. Warshof.

Proposal No. 2

The approval of the ratification of the appointment of Beard Miller Company LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2008.



                                               For          Against           Abstain       Broker Non-Votes
                                            ------------------------------------------------------------------

Number of shares voted                      1,494,630         0                  0              0

Percentage of all shares voted                 100%           0%                 0%             0%


Item 5. Other Information

           Not applicable


Item 6. Exhibits

     The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1      Charter of FSB Community Bankshares, Inc.*
3.2      Bylaws of FSB Community Bankshares, Inc.*
4        Form of Common Stock Certificate of FSB Community Bankshares, Inc.*
10.1 Employment Agreement between FSB Community Bankshares, Inc. and Dana C. Gavenda*
10.2     Supplemental Executive Retirement Plan*
10.3     Form of Employee Stock Ownership Plan*
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     ----------------------
     * Filed as exhibits to the Company's Registration Statement on Form SB-2, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-141380).

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FSB COMMUNITY BANKSHARES, INC.


Date:    August 13, 2008               /s/ Dana C. Gavenda
                                       ----------------------------------------
                                       Dana C. Gavenda
                                       President and Chief Executive Officer


Date:    August 13, 2008               /s/ Kevin D. Maroney
                                       ----------------------------------------
                                       Kevin D. Maroney
                                       Executive Vice President and Chief
                                       Financial Officer