Form 10-Q
period 2008-09-30
FSB Community Bankshares Inc
filed 2008-11-14
CIK 1389797

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 2008
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _______________ to  ______________________

                          Commission File No. 001-52751

                         FSB Community Bankshares, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                     United States                               4-3164710
          -------------------------------                 ----------------------
          (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                  Identification Number)

       45 South Main Street, Fairport, New York                     14450
       ----------------------------------------                    --------
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
                                        ----     ----

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

         Large accelerated filer   [ ]         Accelerated filer           [ ]
         Non-accelerated filer     [ ]         Smaller reporting company   [ ]
(Do not check if smaller reporting company)

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). YES       NO   X
                                                ----     ----

     As of November 14, 2008 there were 1,785,000 shares of the Registrant's common stock, par value $0.10 per share, outstanding, 946,050 of which were held by FSB Community Bankshares, MHC, the Registrant's mutual holding company.

                         FSB Community Bankshares, Inc.
                                    FORM 10-Q

                                      Index
                                      -----

                                                                                                     Page
                                                                                                     ----


                          Part I. Financial Information


Item 1.           Consolidated Financial Statements (unaudited)

                  Consolidated Balance Sheets as of September 30, 2008
                  and December 31, 2007                                                                  1

                  Consolidated Statements of Operations for the Three Months Ended
                  September 30, 2008 and 2007                                                            2

                  Consolidated Statements of Operations for the Nine Months Ended
                  September 30, 2008 and 2007                                                            3

                  Consolidated Statements of Stockholders' Equity for the Nine Months Ended
                  September 30, 2008 and 2007                                                             4

                  Consolidated Statements of Cash Flows for the Nine Months Ended
                  September 30, 2008 and 2007                                                             5

                  Notes to Consolidated Financial Statements                                              7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                               10

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                              20

Item 4.           Controls and Procedures                                                                 20

                           Part II. Other Information

Item 1.           Legal Proceedings                                                                       21

Item 1A.          Risk Factors                                                                            21

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                             21

Item 3.           Defaults upon Senior Securities                                                         21

Item 4.           Submission of Matters to a Vote of Security Holders                                     21

Item 5.           Other Information                                                                       21

Item 6.           Exhibits                                                                                21

                  Signature Page                                                                          23


                          Part I. Financial Information

Item 1. Consolidated Financial Statements

                         FSB COMMUNITY BANKSHARES, INC.

                           Consolidated Balance Sheets
              September 30, 2008 and December 31, 2007 (unaudited)
                  (Dollars in thousands, except per share data)

                                                                              September 30,       December 31,
                                       Assets                                      2008                2007
                                                                              ---------------    ---------------
Cash and due from banks                                                        $    2,801          $    1,159
Interest-earning demand deposits                                                    3,796               8,285
                                                                              ---------------    ---------------
     Cash and Cash Equivalents                                                      6,597               9,444

Securities available for sale                                                      41,386                 244
Securities held to maturity (fair value 2008 - $8,603, 2007- $28,597)               8,566              28,550
Investment in FHLB stock                                                            2,184               1,405
Loans receivable, net of allowance for loan losses of: 2008 - $335,
     2007 - $319                                                                  136,963             124,326
Accrued interest receivable                                                           948                 872
Premises and equipment, net                                                         2,363               2,525
Other assets                                                                          513                 264
                                                                              ---------------    ---------------
                 Total Assets                                                  $  199,520          $  167,630
                                                                              ===============    ===============
                       Liabilities & Stockholders' Equity

Deposits:
     Non-interest-bearing                                                      $    3,147          $    3,169
     Interest-bearing                                                             129,217             115,989
                                                                              ---------------    ---------------
             Total Deposits                                                       132,364             119,158

Borrowings                                                                         42,622              25,581
Advances from borrowers for taxes and insurance                                       985               1,898
Official bank checks                                                                3,340                 513
Other liabilities                                                                     353                 331
                                                                              ---------------    ---------------
                 Total Liabilities                                                179,664             147,481
                                                                              ---------------    ---------------

                              Stockholders' Equity

Preferred Stock- no par- 1,000,000 shares authorized;                                  --                  --
no shares issued and outstanding
Common Stock- $0.10 par value - 10,000,000 shares authorized;
 1,785,000 shares issued and outstanding                                              179                 179
Additional paid-in-capital                                                          7,288               7,293
Retained earnings                                                                  13,129              13,224
Accumulated other comprehensive income (loss)                                        (102)                118
Unearned ESOP shares - at cost                                                       (638)               (665)
                                                                              ---------------    ---------------
                 Total Stockholders' Equity                                        19,856              20,149
                                                                              ---------------    ---------------
                 Total Liabilities and Stockholders' Equity                    $  199,520          $  167,630
                                                                              ===============    ===============

See accompanying notes to consolidated financial statements

                                       1

                         FSB COMMUNITY BANKSHARES, INC.

                      Consolidated Statements of Operations
           Three Months Ended September 30, 2008 and 2007 (unaudited)
                  (Dollars in thousands, except per share data)


                                                                                    2008               2007
                                                                             ----------------    ---------------
Interest and Dividend Income
    Loans                                                                      $     1,962       $      1,819
    Securities - taxable                                                               350                293
    Mortgage-backed securities                                                         288                 76
    Other                                                                               14                120
                                                                             ----------------    ---------------
                 Total Interest and Dividend Income                                  2,614              2,308
                                                                             ----------------    ---------------
Interest Expense
    Deposits                                                                           998              1,146
    Long Term Borrowings                                                               465                241
                                                                             ----------------    ---------------
                Total Interest Expense                                               1,463              1,387
                                                                             ----------------    ---------------

                Net Interest Income                                                  1,151                921
Provision for Loan Losses                                                                8                 --
                                                                             ----------------    ----------------
                Net Interest Income After Provision
                   for Loan Losses                                                   1,143                921
                                                                             ----------------    ----------------
Other Income
    Service fees                                                                        57                 31
    Fee income                                                                          53                 25
    Realized gain on sale of securities available for sale                              --                 81
    Impairment loss on securities available for sale                                   (57)                --
    Other                                                                               36                 32
                                                                             ----------------    ----------------
                Total Other Income                                                      89                169
                                                                             ----------------    ----------------

Other Expenses
    Salaries and employee benefits                                                     655                594
    Occupancy expense                                                                  118                109
    Data processing costs                                                               22                 15
    Advertising                                                                         54                 63
    Equipment expense                                                                   84                 77
    Electronic banking                                                                  15                 24
    Directors' fees                                                                     28                 24
    Mortgage fees and taxes                                                             86                 45
    Other expense                                                                      135                140
                                                                             ---------------     ----------------
                Total Other Expenses                                                 1,197               1,091
                                                                             ---------------     ----------------

                Income (Loss) Before Income Taxes                                       35                  (1)

                Provision  for Income Taxes                                             34                  --
                                                                             ---------------     ----------------

                Net Income (Loss)                                              $         1       $          (1)
                                                                             ===============     ================

                Earnings (Loss) per common share                               $      0.00       $       (0.00)
                                                                             ===============     ================


See accompanying notes to consolidated financial statements

                         FSB COMMUNITY BANKSHARES, INC.

                      Consolidated Statements of Operations
            Nine Months Ended September 30, 2008 and 2007 (unaudited)
                  (Dollars in thousands, except per share data)



                                                                                    2008               2007
                                                                             ----------------    ---------------
Interest and Dividend Income
    Loans                                                                      $     5,626       $      5,394
    Securities - taxable                                                             1,033                770
    Mortgage-backed securities                                                         792                199
    Other                                                                              104                167
                                                                             ----------------    ---------------
                 Total Interest and Dividend Income                                  7,555              6,530
                                                                             ----------------    ---------------
Interest Expense
    Deposits                                                                         3,205              3,173
    Short Term Borrowings                                                               --                 29
    Long Term Borrowings                                                             1,274                757
                                                                             ----------------    ---------------
                Total Interest Expense                                               4,479              3,959
                                                                             ----------------    ---------------

                Net Interest Income                                                  3,076              2,571
Provision for Loan Losses                                                               14                 --
                                                                             ----------------    ----------------
                Net Interest Income After Provision
                   for Loan Losses                                                   3,062               2,571
                                                                             ----------------    ----------------
Other Income
    Service fees                                                                       146                 91
    Fee income                                                                         107                 67
    Realized gain on sale of securities available for sale                              --                 81
    Impairment loss on securities available for sale                                   (57)                --
    Other                                                                              118                 89
                                                                             ----------------    ----------------
                Total Other Income                                                     314                328
                                                                             ----------------    ----------------

Other Expenses
    Salaries and employee benefits                                                   1,839              1,767
    Occupancy expense                                                                  346                325
    Data processing costs                                                               63                 68
    Advertising                                                                        203                225
    Equipment expense                                                                  249                255
    Electronic banking                                                                  50                 45
    Directors' fees                                                                     85                 77
    Mortgage fees and taxes                                                            182                116
    Other expense                                                                      474                407
                                                                             ---------------     ----------------
                Total Other Expenses                                                 3,491              3,285
                                                                             ---------------     ----------------

                Loss Before Income Taxes                                              (115)              (386)

                Benefit for Income Taxes                                               (20)               138
                                                                             ---------------     ----------------

                Net Loss                                                       $       (95)       $      (248)
                                                                             ===============     ================

                Loss per common share                                          $     (0.06)       $     (0.23)
                                                                             ===============     ================


See accompanying notes to consolidated financial statements

                                       3

                         FSB COMMUNITY BANKSHARES, INC.

                 Consolidated Statements of Stockholders' Equity
                  Nine Months Ended September 30, 2008 and 2007
                       (unaudited) (Dollars in thousands)


                                                                                     Accumulated
                                                       Additional                       Other            Unearned
                                           Common       Paid in        Retained      Comprehensive        ESOP
                                            Stock       Capital        Earnings      Income (Loss)       Shares        Total
                                         ------------  ------------  ------------  ----------------  -------------  ----------
Balance - January 1, 2007                $         --  $        10    $   13,505   $         355      $        --   $   13,870

    Comprehensive loss:
        Net loss                                   --           --          (248)             --               --         (248)
        Change in net unrealized gain
           on securities available
           for sale, net of taxes                  --           --            --            (103)              --         (103)
                                                                                                                     ---------
        Total Comprehensive Loss                                                                                          (351)

Shares issued in public offering                  179        7,281            --              --               --        7,460
Shares Purchased by ESOP                           --           --            --              --             (700)        (700)
ESOP shares committed to be
           released                                --           --            --              --               26           26
                                         ------------  ------------  ------------  ----------------  -------------  ----------
Balance - September 30, 2007             $        179  $     7,291    $   13,257   $         252      $      (674)  $   20,305
                                         ============  ============  ============  ================  =============  ==========
Balance - January 1, 2008                $        179  $     7,293    $   13,224   $         118      $      (665)  $   20,149

        Comprehensive loss:
        Net loss                                   --           --           (95)             --               --          (95)
        Change in net unrealized
            gain (loss) on securities
            available for sale, net of
            taxes                                  --           --            --             (220)             --         (220)
                                                                                                                    ----------
        Total Comprehensive Loss                                                                                          (315)

ESOP shares committed to be
            released                               --           (5)           --               --              27           22
                                         ------------  ------------  ------------  ----------------  -------------  ----------
Balance - September 30, 2008             $        179  $     7,288    $   13,129   $         (102)    $      (638)  $   19,856
                                         ============  ============  ============  ================  =============  ==========


See accompanying notes to consolidated financial statements

                         FSB COMMUNITY BANKSHARES, INC.

                      Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 2008 and 2007 (unaudited)
                             (Dollars in thousands)

                                                                                       2008                 2007
                                                                                -------------------  -------------------
Cash Flows From Operating Activities
   Net Loss                                                                     $             (95)   $             (248)
   Adjustments to reconcile net loss to net cash  provided (used) by operating activities:
         Gain on sale of securities available for sale                                         --                   (81)
         Impairment loss on securities available-for-sale                                      57                    --
         Net amortization of premiums and discounts on investments                            233                    25
         Gain on sale of loans                                                                 (9)                   (2)
         Amortization of net deferred loan origination fees                                   (17)                  (42)
         Depreciation and amortization                                                        201                   224
         Provision for loan losses                                                             14                    --
         Expense related  to stock-based compensation plans                                    22                    26
         Deferred income tax benefit                                                          (36)                   (3)
         Decrease (increase) in accrued interest  receivable                                  (76)                   12
         Increase in other assets                                                            (258)                  (70)
         Increase in other liabilities                                                        153                  (108)
                                                                                -------------------  -------------------
              Net Cash Provided  (Used) By Operating Activities                               189                  (267)

Cash Flows From Investing Activities
   Purchase of securities held to maturity                                                 (3,001)              (12,366)
   Proceeds from maturities and calls of securities held to maturity                       20,999                 6,915
   Proceeds from principal paydowns of securities held to maturity                          1,970                    --
   Purchase of securities available for sale                                              (51,439)                   --
   Proceeds from maturities and calls of securities available for sale                      7,500                    --
   Proceeds from principal paydowns of securities available for sale                        2,206                    --
   Proceeds from sales of securities available for sale                                        --                    82
   Net increase in loans                                                                  (14,543)               (2,108)
   Proceeds from sales of loans                                                             1,918                   748
   Purchase (redemption) of Federal Home Loan Bank stock                                     (779)                  347
   Purchase of premises and equipment                                                         (28)                 (656)
                                                                                -------------------  -------------------
              Net Cash Used By Investing Activities                                       (35,197)               (7,038)

Cash Flows From Financing Activities
   Net increase in deposits                                                                13,206                12,616
   Net decrease in short term borrowings                                                       --                (4,200)
   Proceeds from borrowings                                                                21,500                    --
   Repayments on borrowings                                                                (4,459)               (4,054)
   Net increase (decrease)  in advances from borrowers
      for taxes and insurance                                                                (913)                  123
   Net increase in official bank checks                                                     2,827                 1,314
   Net proceeds from common stock offering                                                     --                 7,460
   Purchase of shares for employee stock ownership program                                     --                  (700)
                                                                                -------------------  -------------------
              Net Cash Provided By Financing Activities                                    32,161                12,559

              Net Increase (Decrease) in Cash
                   and Cash Equivalents                                                    (2,847)                5,254

Cash and Cash Equivalents- Beginning                                                        9,444                 2,698
                                                                                -------------------  -------------------
Cash Equivalents- End                                                           $           6,597    $            7,952
                                                                                ===================  ===================

                         FSB COMMUNITY BANKSHARES, INC.


                                                                                       2008                2007
                                                                                -------------------  -------------------

Supplementary Cash Flows Information

        Interest paid                                                           $         4,536      $          3,954
                                                                                ===================  ===================
        Income taxes paid                                                       $             1      $             14
                                                                                ===================  ===================
Non-Cash Operating, Investing and Financing Activities

        Transfer of loans to foreclosed  assets                                 $             -      $             41
                                                                                ===================  ===================


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

Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated financial statements at September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007 include the accounts of the Company, Fairport Savings Bank (the "Bank") and the Bank's wholly-owned subsidiary, Oakleaf Services Corporation ("Oakleaf"). All inter-company balances and transactions have been eliminated in consolidation. Certain amounts from prior periods have been reclassified, when necessary, to conform to current period presentation.


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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows at September 30, 2008:

            (Dollars in Thousands)                   Total           Level 1           Level 2           Level 3
                                                     -----           -------           -------           -------
        Securities available for sale              $41,386           $    --           $41,386           $    --
                                                   =======           =======           =======           =======

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

Securities are evaluated periodically to determine whether a decline in their fair value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable. Once a decline in fair value is determined to be other than temporary the cost basis of the security is reduced through a charge to earnings in the consolidated statement of income.

At September 30, 2008, the Company recorded a $57,000 other-than-temporary impairment charge related to its investment in Federal Home Loan Mortgage Corporation (Freddie Mac) common stock. The impairment charge in the Company's holdings of Freddie Mac common stock resulted from the decline in market value of these shares in connection with the federal government's conservatorship of Freddie Mac in September 2008. The carrying value of the Company's remaining Freddie Mac common stock at September 30, 2008 after the other-than-temporary impairment charge was $8,757. The Company does not have any preferred stock issued by Freddie Mac or Fannie Mae.


Note 3-Recent Accounting Pronouncements


In October 2008, the FASB issued FSP SFAS No. 157-3, "Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active" (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Company's September 30, 2008 consolidated financial statements. The application of the provisions of FSP 157-3 did not materially affect the Company's results of operations or financial condition as of and for the period ended September 30, 2008.


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

The components of other comprehensive loss and related tax effects for the three and nine months ended September 30, 2008 and 2007 are as follows:

                                                   For the Three Months Ended          For the Nine Months Ended
                                                          September 30,                      September 30,
                                                     2008              2007              2008             2007
                                                     ----              ----              ----             ----
Unrealized holding loss on securities
   available for sale                             $     (72)         $     (9)        $    (395)        $   (79)

Reclassification adjustment for realized
    gains included in net loss                           --               (81)               --             (81)
Reclassification adjustment for impairment
    loss on securities available-for-sale
    included in net loss                                 57                --                57              --
                                                  ------------       ------------     ------------      -----------
           Net unrealized loss                          (15)              (90)             (338)           (160)

           Tax effect                                     7                31               118              57

          Net of tax amount                       $      (8)         $    (59)        $    (220)        $  (103)
                                                  ============       ============     ============      ============

Note 5- Earnings (Loss) Per Common Share

Basic earnings  (loss) per common share is calculated by dividing the net income
(loss) by the weighted-average number of common shares outstanding during the period. The common shares issued to FSB Community Bankshares, MHC of 946,050 are assumed to be outstanding for all periods presented, consistent with the provisions of SFAS No. 128, Earnings per Share, pertaining to changes in capital structure. The 838,950 shares issued to the public are included in the weighted average common shares outstanding calculation only from the date such shares were issued. The Company has not granted any restricted stock awards or stock options and, during the nine months ended September 30, 2008 and 2007, had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating basic earnings (loss) per common share until they are released. The basic average common shares outstanding were 1,718,526 for the three months and nine months ended September 30, 2008 and 1,380,690 for the three months ended September 30, 2007 and 1,092,522 for the nine months ended September 30, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout the Management's Discussion and Analysis ("MD&A"), the term "the Company" refers to the consolidated entity of FSB Community Bankshares, Inc., Fairport Savings Bank, and Oakleaf Services Corporation, a wholly owned subsidiary of Fairport Savings Bank. At September 30, 2008, FSB Community Bankshares, MHC the Company's mutual holding company parent, held 946,050 shares, or 53.0%, of the Company's common stock, engaged in no significant activities and was not included in the MD&A.


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

Critical Accounting Policies

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements ("the Consolidated Financial Statements") included in the Company's Annual Report filed on Form 10-KSB with the Securities and Exchange Commission on March 31, 2008. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and the evaluation of investment securities for other that temporary impairment to be the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available.

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

The Company carries most of its investments at fair value with any unrealized gains or losses on those securities reported net of tax as an adjustment to stockholders' equity, except for other-than-temporary impairment losses, which are charged to earnings. All securities purchased in 2008, other than $3.0 million of United States Government agency securities purchased in January 2008, have been classified as securities available for sale. The Company's ability to fully realize the value of its investments in various securities is dependent on the underlying creditworthiness of the issuing organizations. In evaluating the security portfolio for other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At September 30, 2008, the Company recorded a $57,000 other-than-temporary impairment charge related to it's investment in Federal Home Loan Mortgage Corporation (Freddie Mac) common stock. The impairment charge in the Company's holdings of Freddie Mac common stock resulted from the decline in market value of these shares in connection with the federal government's conservatorship of Freddie Mac in September 2008. The carrying value of the Company's remaining Freddie Mac common stock at September 30, 2008 after the other-than-temporary impairment charge was $8,757. The Company does not have any preferred stock issued by Freddie Mac or Fannie Mae.


Comparison of Financial Condition at September 30, 2008 and December 31, 2007

     Total Assets. Total assets increased by $31.9 million, or 19.0%, to $199.5 million at September 30, 2008 from $167.6 million at December 31, 2007. The primary increase in total assets reflected increases in securities and loans receivable, partially offset with decreases in cash and cash equivalents.

Cash and cash equivalents decreased by $2.8 million, or 29.8% to $6.6 million on September 30, 2008 from $9.4 million on December 31, 2007. With the Federal Reserve decreasing short term interest rates 325 basis points from 5.25% to 2.00% since September 2007, management decided to invest excess interest earning demand deposits in higher yielding securities and loans.

Securities increased by $21.2 million, or 73.6%, to $50.0 million at September 30, 2008 from $28.8 million at December 31, 2007. The increase was attributable to the purchase of $33.9 million of United States Government agency securities, purchases of $20.5 million of mortgage-backed securities, partially offset with maturities of $28.5 million of United States Government agency securities, $4.2 million of principal payments received from mortgage-backed securities, and a $395,000 decrease in the fair value of securities available for sale. In February 2008, the Company executed a $14.6 million mortgage-backed securities balance sheet leverage strategy in an effort to increase earnings that is performing as projected at the time of the transaction. All securities purchased in 2008, other than $3.0 million of United States Government agency securities purchased in January 2008, have been classified as securities available for sale. Management made the decision to increase the securities classified as available for sale providing a portfolio of marketable securities for liquidity as an alternative to borrowings.

Investment in FHLB of New York stock increased by $779,000 or 55.5% to $2.2 million at September 30, 2008, from $1.4 million at December 31, 2007. The FHLB of New York requires members to purchase stock based on the level of borrowings.

Loans receivable increased by $12.6 million, or 10.2%, to $136.9 million at September 30, 2008 from $124.3 million at December 31, 2007. The increase in loans receivable was primarily the result of increases in net residential mortgage loans totaling $13.2 million, home equity loan and line increases totaling $1.1 partially offset by sales of fixed rate 30 year residential mortgages totaling $1.7 million. The Bank has never been involved with, and has no direct exposure to, sub-prime lending activities. The Bank continues to execute on its business plan of making high quality loans to existing customers and new customers in our market area with $5.1 million, or 15.3% annualized loan growth in the third quarter of 2008. Our loan strategy continues to be in residential mortgage, home equity loan and home equity line of credit originations which provide a higher yield than alternative investment yields. Credit quality, proven by our lack of non-accruals continues to be the highest priority when underwriting a loan. Subjective judgments about a borrower's ability to repay and the value of any underlying collateral are made prior to approving a loan.

     Deposits and Borrowings. Total deposits increased by $13.2 million, or 11.1%, to $132.4 million at September 30, 2008 from $119.2 million at December 31, 2007. Certificates of deposit, including IRAs, increased by $7.0 million. Transaction accounts, including checking, NOW, money market and savings accounts, increased by $6.2 million. The net deposit growth was attributable to the Irondequoit branch growth of $6.0 million, Fairport branch growth of $3.6 million and Penfield branch growth of $3.6 million.

Borrowings increased by $17.0 million, or 66.4%, to $42.6 million at September 30, 2008 from $25.6 million on December 31, 2007. The increase in borrowings included $14.6 million as part of the balance sheet leverage strategy executed in February 2008.

     Official Bank Checks. Official bank checks increased by $2.8 million, or 551.1%, to $3.3 million at September 30, 2008 from $513,000 at December 31, 2007. This increase was caused by the payment of property taxes due at September 30, 2008 from customer mortgage escrow accounts.

     Stockholders' Equity. Total stockholders' equity decreased by $293,000 or 1.5%, to $19.9 million at September 30, 2008 from $20.1 million at December 31, 2007. The decrease resulted principally from a net loss of $95,000 for the nine months ended September 30, 2008, and a $220,000 decrease in accumulated other comprehensive income (loss).

     Non-Performing   Assets.   At  September  30,  2008,  the  Company  had  no
non-performing assets compared to $63,000 in one-to-four-family residential mortgage loans classified as non-performing assets at December 31, 2007.

At September 30, 2008, there were no loans or other assets that are not disclosed or disclosed as classified or special mention, where known information about possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans in the future.

     Average balances and yields. The following tables set forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, where applicable, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income. Yields have been annualized.


                                                      For the Three Months Ended September 30,
                                      ---------------------------------------------------------------------
                                                      2008                                2007
                                      -----------------------------------  --------------------------------
                                                    Interest                             Interest
                                        Average      Income        Yield/    Average      Income    Yield/
                                        Balance     Expense        Cost      Balance      Expense   Cost
                                      -----------  -----------  ----------  ----------  ----------  -------
                                                                (Dollars in thousands)
Interest-earning assets:
Loans.........................        $  134,873   $    1,962       5.82%   $  121,315  $   1,819    6.00%
Securities....................            29,211          350       4.79        22,011        293    5.32
Mortgage-backed securities....            24,997          288       4.61         7,221         76    4.21
Other.........................             3,063           14       1.83         9,229        120    5.20
                                      -----------  -----------              ----------  ----------
   Total interest-earning assets         192,144        2,614       5.44%      159,776      2,308    5.78%
                                                   -----------   ---------              ----------  -------
Non-interest-earning assets...             5,554                                 7,242
                                      -----------                           ----------
   Total assets...............        $  197,698                            $  167,018
                                      ===========                           ==========
Interest-bearing liabilities:

NOW accounts..................        $    7,776   $       24       1.23%        6,336         10    0.63
Passbook savings..............            14,248           32        .90        17,913         56    1.25
Money market savings.........             11,860           57       1.92        10,681         79    2.96
Individual retirement accounts            16,339          177       4.33        16,021        181    4.52
Certificates of deposit.......            75,916          708       3.73        70,975        820    4.62
Borrowings....................            44,838          465       4.15%       19,838        241    4.86
                                      -----------  -----------              ----------  ----------
   Total interest-bearing
     liabilities..............           170,977        1,463       3.42%      141,764      1,387    3.91%
                                      -----------  -----------   ---------  ----------  ----------  -------
Non-interest-bearing liabilities:
Demand deposits...............             3,220                                 3,222
Other.........................             3,671                                 2,079
                                      -----------                           ----------
     Total liabilities........           177,868                               147,065
Stockholders' equity..........            19,830                                19,953
                                      -----------                           ----------
   Total liabilities and
     stockholders' equity.....        $  197,698                            $  167,018
                                      ===========                           ==========
Net interest income...........                     $    1,151                           $     921
                                                   ===========                          ==========
Interest rate spread (1)......                                      2.02%                            1.87%
                                                                 =========                          =======
Net interest-earning assets (2)       $   21,167                            $   18,012
                                      ===========                           ===========
Net interest margin (3).......                           2.40%                               2.31%
                                                   ============                          ==========
Average interest-earning assets
   to average interest-bearing
   liabilities................            112%                                  113%
                                      ===========                           ===========
   _____________________
(1)  Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)  Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)  Net interest margin represents net interest income divided by total interest-earning assets.

                                                      For the Three Months Ended September 30,
                                      ---------------------------------------------------------------------
                                                      2008                                2007
                                      -----------------------------------  --------------------------------
                                                    Interest                             Interest
                                        Average      Income        Yield/    Average      Income    Yield/
                                        Balance     Expense        Cost      Balance      Expense   Cost
                                      -----------  -----------  ----------  ----------  ----------  -------
                                                                (Dollars in thousands)
Interest-earning assets:
Loans.........................        $  128,300   $   5,626       5.85%    $  120,622  $   5,394    5.96%
Securities....................            29,018       1,033       4.75         20,067        770    5.12
Mortgage-backed securities....            23,138         792       4.56          6,339        199    4.19
Other.........................             5,055         104       2.74          4,322        167    5.15
                                      -----------  -----------              ----------  ----------
   Total interest-earning assets         185,511       7,555       5.43%       151,350      6,530    5.75%
                                                   -----------   ---------              ----------  -------
Non-interest-earning assets...             5,122                                 5,636
                                      -----------                           -----------
   Total assets...............        $  190,633                            $  156,986
                                      ===========                           ============

Interest-bearing liabilities:

NOW accounts..................        $    6,733   $      51       1.01%    $    5,537  $      26    0.63
Passbook savings..............            13,984         103        .98         14,542        132    1.21
Money market savings.........             11,307         176       2.08         10,498        225    2.86
Individual retirement accounts            16,246         538       4.42         15,578        225    4.37
Certificates of deposit.......            75,456       2,337       4.13         68,234      2,279    4.45
Borrowings....................            40,774       1,274       4.17         21,519        786    4.87
                                      -----------  -----------              ----------  ----------
   Total interest-bearing
     liabilities..............           164,500       4,479       3.63%       135,908      3,959    3.88%
                                      -----------  -----------   --------   ----------  ---------- ---------
Non-interest-bearing liabilities:
Demand deposits.........                   3,202                                 3,197
Other.........................             2,904                                 2,294
                                      -----------                           -----------
     Total liabilities........           170,606                               141,399
Stockholders' equity..........            20,027                                15,587
                                      -----------                           -----------
   Total liabilities and
     stockholders' equity.....        $  190,633                            $  156,986
                                     ===========                           ============

Net interest income...........                     $   3,076                            $   2,571
                                                   ===========                          ===========
Interest rate spread (1)......                                     1.80%                             1.87%
                                                                 ========                          =========
Net interest-earning assets (2)       $   21,011                            $   15,442
                                     ============                          ============
Net interest margin (3).......                          2.21                                 2.26%
                                                   ===========                          ===========
Average interest-earning assets
   to average interest-bearing
   liabilities................             113%                                  111%
                                     ============                          ============

Comparison of Operating Results for the Three Months Ended September 30, 2008 and September 30, 2007

     General. We had net income of $1,000 for the three months ended September 30, 2008 compared to a net loss of $1,000 for the three months ended September 30, 2007. The increase of $2,000 in net income for the third quarter of 2008 compared to the third quarter of 2007 resulted primarily from an increase in net interest income of $230,000, partially offset by an increase in provision for loan losses of $8,000, decrease in other income of $80,000, increase of other expenses of $106,000, and increase in income tax expense of $34,000. The increase in net interest income was the result of a steepened yield curve that positively impacted the net interest margin increasing to 2.40% in the third quarter of 2008 compared to a 2.31% net interest margin in the third quarter of 2007. The improved net interest margin resulted primarily from an improved yield from mortgage backed securities, the benefit of a higher percentage of earning assets deployed in higher yielding loan assets, and lower funding costs. Securities are evaluated periodically to determine whether a decline in their fair value is other than temporary. At September 30, 2008, the Company recorded a $57,000 other-than-temporary impairment loss related to its investment in Freddie Mac common stock.

     Interest and Dividend Income. Interest and dividend income increased by $306,000 or 13.3%, to $2.6 million for the three months ended September 30, 2008 from $2.3 million for the three months ended September 30, 2007. The increase in interest and dividend income resulted from a $143,000 or 7.9%, increase in interest income from loans, a $57,000 or 19.5%, increase in interest income from securities, a $212,000 or 278.9% increase in interest income from mortgage-backed securities, offset by a $106,000 or 88.3% decrease in other interest income, primarily interest earning demand accounts. Average interest-earning assets increased by $32.3 million, or 20.2%, to $192.1 million for the three months ended September 30, 2008 from $159.8 million for the three months ended September 30, 2007. The yield on interest-earning assets decreased by 34 basis points to 5.44% for the three months ended September 30, 2008 compared to 5.78% for the three months ended September 30, 2007, reflecting the effect of the 325 basis point drop in interest rates by the Federal Reserve since September 2007.

     Interest Expense. Interest expense increased $76,000 or 5.5%, to $1.5 million for the three months ended September 30, 2008 from $1.4 million for the three months ended September 30, 2007. The increase in interest expense resulted from an increase in the average balances in interest-bearing liabilities which was mitigated by the lower rates paid on these liabilities. The average balance of interest-bearing liabilities increased $29.2 million, or 20.6%, to $171.0 million for the three months ended September 30, 2008 compared to $141.8 million for the three months ended September 30, 2007. The average cost of interest-bearing liabilities decreased by 49 basis points to 3.42% for the three months ended September 30, 2008 from 3.91% for the three months ended September 30, 2007. The average cost of deposit accounts decreased by 60 basis points to 3.16% for the three months ended September 30, 2008 compared to 3.76% for the three months ended September 30, 2007. The average cost of borrowings decreased by 71 basis points to 4.15% for the three months ended September 30, 2008 compared to 4.86% for the three months ended September 30, 2007. The increase in interest expense reflects a higher volume of deposits and borrowings.

At September 30, 2008, we had $33.3 million of certificates of deposit, including individual retirement accounts that will mature during the fourth quarter of 2008 with a weighted average cost of 3.85%. Based on current market rates, if these funds remain with Fairport Savings Bank, the rates we pay on these deposits will remain similar, depending on the maturity term.

     Net Interest Income. Net interest income increased $230,000 or 25.0%, to $1.2 million for the three months ended September 30, 2008 from $921,000 for the three months ended September 30, 2007. The increase in net interest income was due primarily to an increase in average interest-earning assets of $3.2 million more than interest-bearing liabilities, due to the investment of the proceeds of the initial stock offering that closed in August 2007. The improved net interest margin resulted primarily from an improved yield from mortgage backed securities, the benefit of a higher percentage of earning assets deployed in higher yielding loan assets, and lower funding costs. The Company's net interest margin increased 9 basis points to 2.40% for the three months ended September 30, 2008 from 2.31% for the three months ended September 30, 2007. The increase in net interest margin was also attributable to the effect of a normal yield curve in 2008 compared to the effect of the flat or inverted yield curve that existed for much of 2007. If the current interest rate environment remains relatively stable through the remainder of 2008, we anticipate modest improvement in our net interest margin with certificates of deposits maturing and renewing at similar interest rates, and new loan volume added at higher interest rates.

     Provision for Loan Losses. Based on management's evaluation of the factors that determine the level of the allowance for loan losses, we recorded $8,000 in provision for loan losses for the three month period ended September 30, 2008 compared to no provision for loan losses for the three months ended September 30, 2007. The allowance for loan losses as of September 30, 2008 was $335,000 or ..24% of total loans, compared to $319,000 or .26% of total loans as of September 30, 2007. We ended the quarter with no non-accrual loans as of September 30, 2008 compared to $100,000 or .08% of loans in non-accrual loan status as of September 30, 2007. We had $41,000 in foreclosed real estate as of September 30, 2007 and no foreclosed real estate as of September 30, 2008.

     Other Income. Total other income decreased $80,000 or 47.3%, to $89,000 for the three months ended September 30, 2008 compared to $169,000 for the three months ended September 30, 2007. In the three months ended September 2007, there was an $81,000 gain on sale of available for sale securities compared to no gain on sale of available for sale securities in 2008. In the three months ended September 30, 2008, the Company recorded a $57,000 other-than-temporary impairment loss related to its investment in Freddie Mac common stock. The decrease was partially offset by a $30,000 increase in checking account service charge fees associated with the courtesy overdraft protection at point of sale and ATM's, and an increase of $28,000 in commissions from Oakleaf Services insurance/annuity and security sales.

     Other Expenses. Other expenses increased $106,000, or 9.7%, to $1.2 million for the three months ended September 30, 2008 compared to $1.1 million for the three months ended September 30, 2007. The increase was the primary result of an increase of $61,000 in salaries and benefits expense primarily due to annual cost of living raises effective January 1 of each year, and $41,000 in mortgage fees and taxes with additional mortgage volume.

The Federal Deposit Insurance Corporation ("FDIC") imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and ranges from 5 to 43 basis points of the institution's deposits. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects it to do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund's reserve ratio. As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008. As a result of this reduced reserve ratio, on October 16, 2008, the FDIC published a proposed rule that would restore the reserve ratios to its required level. The proposed rule would raise the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The proposed rule would also alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the proposed rule, the FDIC would first establish an institution's initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points. The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate would be based upon an institution's levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from 8 to 77.5 basis points of the institution's deposits. There can be no assurance that the proposed rule will be implemented by the FDIC or implemented in its proposed form.

In addition, the Emergency Economic Stabilization Act of 2008 (EESA) temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2009, and the FDIC took action to provide coverage for newly issued senior unsecured debt and non-interest bearing transaction accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums.

These actions will increase the Company's non-interest expense in 2009 and in future years as long as the increased premiums are in place.

     Income Tax Expense/Benefit. We had pre-tax income of $35,000 for the three months ended September 30, 2008 versus a pre-tax loss of $1,000 for the three months ended September 30, 2007, which resulted in a $34,000 tax expense for the three months ended September 30, 2008, versus no taxes recorded for the three months ended September 30, 2007, a change of $34,000. The effective tax rate was 97.1% for the three months ended September 30, 2008 compared to no taxes for the three months ended September 30, 2007. There was no tax benefit recognized as a result of the $57,000 other-than-temporary impairment loss recorded on September 30, 2008. For tax purposes, this loss is considered to be a capital loss. Given the Company's lack of current and expected capital income, the Company has concluded that it is unlikely the tax benefit of the loss will be utilized.

Comparison of Operating Results for the Nine Months Ended September 30, 2008 and September 30, 2007

     General. We had a net loss of $95,000 for the nine months ended September 30, 2008 compared to a net loss of $248,000 for the nine months ended September 30, 2007. The improvement was attributable to an increase in net interest income of $505,000, partially offset by an increase in other expenses of $206,000, a decrease in other income of $14,000, a provision for loan losses of $14,000, and a decrease in income tax benefit of $118,000. The net interest income improvement for the nine months ended September 30, 2008 was generated by an increase in interest-earning assets due to the investment of the proceeds of our initial stock offering that closed in August 2007, the $14.6 million balance sheet leverage transaction in February 2008, the benefit of a higher percentage of earning assets deployed in higher yielding loan assets, and lower funding costs due to a steepened yield curve.

     Interest and Dividend Income. Interest and dividend income increased by $1.1 million, or 16.9% to $7.6 million for the nine months ended September 30, 2008 from $6.5 million for the nine months ended September 30, 2007. The increase in interest and dividend income resulted primarily from a $232,000 or 4.3%, increase in interest income from loans, a $263,000 or 34.2%, increase in interest income from securities, a $593,000 or 298.0% increase in interest income from mortgage-backed securities, offset by a $63,000 or 37.7% decrease in interest income from other sources. Average interest-earning assets increased by $34.2 million, or 22.6%, to $185.5 million for the nine months ended September 30, 2008 from $151.3 million for the nine months ended September 30, 2007. The yield on interest earning assets decreased by 32 basis points to 5.43% for the nine months ended September 30, 2008 compared to 5.75% for the nine months ended September 30, 2007, reflecting the effect of the 325 basis point drop in interest rates by the Federal Reserve since September 2007.

     Interest Expense. Interest expense increased $520,000 or 13.1%, to $4.5 million for the nine months ended September 30, 2008 from $4.0 million for the nine months ended September 30, 2007. The increase in interest expense resulted from an increase in average balances in interest-bearing liabilities of $28.6 million, or 21.0%, to $164.5 million for the nine months ended September 30, 2008 compared to $135.9 million for the nine months ended September 30, 2007. The average cost of interest-bearing liabilities decreased by 25 basis points to 3.63% for the nine months ended September 30, 2008 from 3.88% for the nine months ended September 30, 2007. The average cost of deposit accounts decreased by 25 basis points to 3.45% for the nine months ended September 30, 2008 compared to 3.70% for the nine months ended September 30, 2007. In addition, the average cost of borrowings decreased by 70 basis points to 4.17% for the nine months ended September 30, 2008 compared to 4.87% for the nine months ended September 30, 2007. The interest expense increase was the result of increased volume in both deposits and borrowings.

     Net Interest Income. Net interest income increased $505,000 or 19.6%, to $3.1 million for the nine months ended September 30, 2008 from $2.6 million for the nine months ended September 30, 2007. The increase in net interest income was due primarily to an increase of interest bearing assets of $5.6 million more than interest bearing liabilities. The average cost of our interest-bearing liabilities decreased by 25 basis points, while the average yield on our interest-earning assets decreased by 32 basis points, as the deposit growth of the Bank has primarily been in time deposits, which carry higher costs than other deposit alternatives. Our net interest margin decreased by 5 basis points to 2.21% for the nine months ended September 30, 2008 from 2.26% for the nine months ended September 30, 2007.

     Provision for Loan Losses. Based on management's evaluation of the factors that determine the level of the allowance for loan losses, we recorded a $14,000 provision for loan losses for the nine month period ended September 30, 2008 compared to no provision for loan losses for the nine month period ended September 30, 2007. We continue to maintain exceptional credit quality within our loan portfolio with no charge-offs recorded within the reporting period. The allowance for loan losses as of September 30, 2008 was $335,000 or .24% of total loans, compared to $319,000 or .26% of total loans as of September 30, 2007. We had no non-accrual loans as of September 30, 2008 compared to $100,000 or .08% of loans in non-accrual status as of September 30, 2007.

     Other Income. Other income decreased $14,000 or 4.3%, to $314,000 for the nine months ended September 30, 2008 compared to $328,000 for the nine months ended September 30, 2007. The decrease in other income was primarily the result of the impairment loss on securities available for sale recorded in the third quarter of 2008 of $57,000 and an $81,000 gain on sale of available for sale securities in the third quarter of 2007 compared to no gain on sale of securities available for sale in 2008. The decrease is offset by a $40,000 increase in our Oakleaf subsidiary revenue and a $55,000 increase in Service fees from an increase in checking account service charge fees associated with the courtesy overdraft protection at point of sale and ATM's.

     Other Expenses. Other expenses increased $206,000 or 6.3%, to $3.5 million for the nine months ended September 30, 2008 compared to $3.3 million for the nine months ended September 30, 2007. The increase was mainly the result of an additional $72,000 in salaries and benefits expense primarily due to annual cost of living raises effective January 1 of each year, a $66,000 increase in mortgage fees and taxes due to increased loan volume, a $21,000 increase in occupancy expense due to property taxes, an increase of $67,000 in other expenses, including legal fees, primarily due to increased costs associated with being a newly registered public company.

     Income Tax Benefit. We had a pre-tax loss of $115,000 for the nine months ended September 30, 2008 versus a pre-tax loss of $386,000 for the nine months ended September 30, 2007, which resulted in a $20,000 tax benefit for the nine months ended September 30, 2008, versus a $138,000 tax benefit for the nine months ended September 30, 2007, a change of $118,000. The effective tax rate was (17.4%) for the nine months ended September 30, 2008 compared to (35.8%) for the nine months ended September 30, 2007. There was no tax benefit recognized as a result of the $57,000 other-than-temporary impairment loss recorded on September 30, 2008. For tax purposes, this loss is considered to be a capital loss. Given the Company's lack of current and expected capital income, the Company has concluded that it is unlikely the tax benefit of the loss will be utilized.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of New York, maturities and principal repayments of securities, and recently, but to a lesser extent, loan sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our asset/liability management committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 10.0% or greater. For the quarter ended September 30, 2008, our liquidity ratio averaged 19.6%. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2008.


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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2008, cash and cash equivalents totaled $6.6 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2008, we had $3.6 million in loan commitments outstanding. In addition to commitments to originate loans, we had $7.7 million in unused lines of credit to borrowers. Certificates of deposit, including individual retirement accounts comprised solely of certificates of deposits, due within one year of September 30, 2008 totaled $58.3 million, or 62.6% of our certificates of deposit and 44.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds including loan sales, other deposit products, including certificates of deposit, and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2009. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is and will continue to be originating loans. During the nine months ended September 30, 2008, we originated $26.6 million of loans.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank borrowings. We experienced a net increase in total deposits of $3.2 million for the quarter ended September 30, 2008. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provides an additional source of funds. Federal Home Loan Bank borrowings increased by $17.0 million to $42.6 million for the nine months ended September 30, 2008, compared to a net decrease of $8.2 million to $19.8 million for the nine months ended September 30, 2007. Federal Home Loan Bank borrowings have primarily been used to fund loan demand; however $14.6 million of advances were used to fund the balance sheet leverage transaction. At September 30, 2008, we had the ability to borrow approximately $103.3 million from the Federal Home Loan Bank of New York, of which $42.6 million had been advanced.

Fairport Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2008, Fairport Savings Bank exceeded all regulatory capital requirements, and was considered "well capitalized" under regulatory guidelines.

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

At September 30, 2008 and 2007, we had $3.6 million and $2.9 million, respectively, of commitments to grant loans, and $7.7 million and $7.7 million, respectively, of unfunded commitments under lines of credit.


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

     Not applicable


Item 5. Other Information

     Not applicable


Item 6. Exhibits

     The following exhibits are either filed as part of this report or are incorporated herein by reference:

     3.1    Charter of FSB Community Bankshares, Inc.*
     3.2    Bylaws of FSB Community Bankshares, Inc.*

     4      Form of Common Stock Certificate of FSB Community Bankshares, Inc.*
     10.1   Amended and Restated Employment Agreement between FSB Community
            Bankshares, Inc. and Dana C. Gavenda**
     10.2   Supplemental Executive Retirement Plan*
     10.3   Form of Employee Stock Ownership Plan*
     31.1   Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     31.2   Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32     Certification of Chief Executive Officer and Chief Financial Officer
            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          ------------------------
     * Filed as exhibits to the Company's Registration Statement on Form SB-2, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-141380).
     ** Filed as an exhibit to the Company's Current Report on form 8-K filed with the Securities and Exchange Commission on September 25, 2008.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FSB COMMUNITY BANKSHARES, INC.


Date:    November 13, 2008                 /s/ Dana C. Gavenda
                                           -----------------------------------
                                           Dana C. Gavenda
                                           President and Chief Executive Officer


Date:    November 13, 2008                 /s/ Kevin D. Maroney
                                           -----------------------------------
                                           Kevin D. Maroney
                                           Executive Vice President and Chief
                                           Financial Officer