Form 10-K
period 2008-12-31
FSB Community Bankshares Inc
filed 2009-03-31
CIK 1389797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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

Common Stock, par value $0.10 per share

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐   NO ☒.

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐   NO ☒.

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such requirements for the past 90 days.

(1) YES ☒   NO ☐

(2) YES ☒   NO ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

          As of June 30, 2008 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2008 was $6.8 million.

          As of March 27, 2009, there were 1,785,000 shares of the Registrant’s common stock, par value $0.10 per share, outstanding, of which 946,050 shares, or 53%, were held by FSB Community Bankshares, MHC, the Registrant’s mutual holding company parent.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2009 Annual Meeting of Stockholders (Parts II and III).
2.	Annual Report to Shareholders for the year ended December 31, 2008 (Part II).

PART I

ITEM 1. BUSINESS

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

FSB Community Bankshares, MHC

          FSB Community Bankshares, MHC is a federally chartered mutual holding company and it currently owns 53% of the outstanding common stock of FSB Community Bankshares, Inc. FSB Community Bankshares, MHC has not engaged in any significant business other than owning the common stock of FSB Community Bankshares, Inc. So long as FSB Community Bankshares, MHC exists, it is required to own a majority of the voting stock of FSB Community Bankshares, Inc. The executive office of FSB Community Bankshares, MHC is located at 45 S. Main Street, Fairport, New York 14450, and its telephone number is (585) 223-9080. FSB Community Bankshares, MHC is subject to comprehensive regulation and examination by the Office of Thrift Supervision (“OTS”).

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

          At December 31, 2008, we had total consolidated assets of $196.1 million, total deposits of $127.5 million and stockholders’ equity of $20.0 million. Our consolidated net income for the year ended December 31, 2008 was $25,000.

          Our executive offices and the Bank’s executive offices are located at 45 South Main Street, Fairport, New York 14450, and our telephone number is (585) 223-9080.

          Our website address is www.fairportsavingsbank.com. Information on our website is not and should not be considered a part of this Annual Report on Form 10-K.We make our Annual Report on Form 10-K and amendments thereto available on our website as soon as reasonably practicable after filing or furnishing them to the SEC. Also available on the website is our Corporate Profile, our officers and directors, corporate governance, and a link to SEC filings.

Fairport Savings Bank

          Fairport Savings Bank is a federally chartered savings bank headquartered in Fairport, New York and was originally founded in 1888. Fairport Savings Bank conducts business from its main office in Fairport, New York and our branch offices located in Penfield, New York which opened in 2003 and Irondequoit, New York, which opened in January 2007. The telephone number at its main office is (585) 223-9080. Fairport Savings Bank is subject to comprehensive regulation and examination by the OTS.

          Our principal business consists of originating one-to-four-family residential real estate mortgage loans and home equity lines of credit, and to a lesser extent, originations of commercial real estate, multi-family, construction and other consumer loans. We attract retail deposits from the general public in the areas surrounding our main office and our branch offices. We offer our customers a variety of deposit products with interest rates that are competitive with those of similar products offered by other financial institutions in our market area. Loans that we sell consist of long-term, fixed-rate residential real estate mortgage loans. We retain the servicing rights on all loans that we sell. Our loans are sold without recourse. We have not entered into loan participations in recent years. Our revenues are derived primarily from interest on loans and, to a lesser extent, interest on investment securities and mortgage-backed securities. We also generate revenues from fees and service charges. Our primary sources of funds are deposits, borrowings, and principal and interest payments on loans and securities. Additionally, we derive a portion of our non-interest income through Oakleaf Services Corporation, our subsidiary that offers non-deposit investments such as annuities, insurance products and mutual funds.

Market Area

          Fairport Savings Bank considers its market area to consist of Monroe County, New York, and to a lesser extent, the surrounding counties in Western New York. Monroe County is a suburban market dominated by the City of Rochester, the third largest city in the State of New York. In 2008, Monroe County had a population of 742,000. Population growth has been largely stagnant over the last two decades. The Monroe County economy is largely dependent on several large manufacturing companies, as well as sizeable higher education and health care facilities centered in Rochester. The University of Rochester and Strong Memorial Hospital were two of the largest employers in the Rochester area in 2006. Rochester is also home to a number of international businesses, including Eastman Kodak, Bausch & Lomb, Constellation Brands and Paychex. Additionally, Xerox, while no longer headquartered in Rochester, has its principal offices and manufacturing facilities in Monroe County.

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

          The majority of our depositors live and/or work in Monroe County, New York. At June 30, 2008, the latest date for which information is available through the Federal Deposit Insurance Corporation, we held approximately 1.4% of the thrift and bank deposits available in Monroe County.

          Our primary strategy for increasing and retaining our customer base is to offer competitive deposit and loan rates and product features, delivered with exceptional customer service. Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our role as a community bank.

Lending Activities

          Our principal lending activity is the origination of first mortgage loans to purchase or refinance one-to-four-family residential real estate. We also originate a significant number of home equity lines of credit and, to a lesser extent, multi-family residential, construction, commercial real estate and other loans (consisting of automobile, passbook, overdraft protection and unsecured loans). At December 31, 2008, one-to-four-family residential real estate mortgage loans totaled $123.9 million, or 91.4% of our loan portfolio, home equity lines of credit totaled $8.2 million, or 6.1% of our loan portfolio, commercial real estate loans totaled $2.1 million or 1.6% of our loan portfolio, and other loans totaled $1.3 million or 0.9% of our loan portfolio.

          Our strategic plan continues to focus on residential real estate lending, whereby a portion of fixed-rate long term residential loan originations will be sold, on a servicing-retained basis, to increase non-interest income, and the remaining loans will be added to our loan portfolio for interest earning income. In 2008 we sold $2.9 million in 30 year fixed rate mortgages. Our total loans sold and serviced as of December 31, 2008 was $5.4 million. We may experience declines in the residential mortgage loan portfolio during 2009 if the economy continues to weaken. Additionally, based on our desired interest rate sensitivity position, we may increase the amount of residential mortgages we sell in the secondary market.

          Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2008		2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
One-to-four-family residential(1)	$123,880	91.4%	$113,267	91.2%
Home equity lines of credit	8,214	6.1	6,622	5.3
Multi-family residential	846	0.6	918	0.7
Construction(2)	316	0.2	1,114	0.9
Commercial	2,119	1.6	2,123	1.7
Other loans	148	0.1	200	0.2

Total loans receivable	135,523	100.0%	124,244	100.0%
Deferred loan origination costs	535		401
Allowance for loan losses	(345)		(319)

Total loans receivable, net	$135,713		$124,326

(1)	Includes $4.7 million and $4.7 million of closed-end home equity loans at December 31, 2008 and 2007, respectively.
(2)	Represents amounts disbursed at December 31, 2008 and 2007.

          Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our gross loan portfolio at December 31, 2008. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2009. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One-to- Four Family Residential Real Estate Loans	Home Equity Lines of Credit	Multi- Family Residential Real Estate Loans	Construction Loans	Commercial Real Estate Loans	Other Loans	Total
	(In thousands)
Due During the Years Ending December 31,
2009	$25	$—	$—	$—	$150	$54	$229
2010	110	—	—	—	97	23	230
2011	892	—	49	—	58	30	1,029
2012 to 2013	6,908	—	62	—	53	41	7,064
2014 to 2018	20,651	—	218	—	243	—	21,112
2019 to 2023	28,736	2	117	—	997	—	29,852
2024 and beyond	66,558	8,212	400	316	521	—	76,007

Total	$123,880	$8,214	$846	$316	$2,119	$148	$135,523

          The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2008 that are contractually due after December 31, 2009.

	Due After December 31, 2009
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
One-to-four-family residential	$116,396	$7,459	$123,855
Home equity lines of credit	—	8,214	8,214
Multi-family residential	384	462	846
Construction	316	—	316
Commercial	878	1,091	1,969
Other loans	94	—	94
Total	$118,068	$17,226	$135,294

          One-to-four-family Residential Real Estate Mortgage Loans. Our primary lending activity is the origination of residential real estate mortgage loans. At December 31, 2008, $123.9 million, or 91.4% of our total loan portfolio, consisted of one-to-four-family residential real estate mortgage loans. We offer conforming and non-conforming, fixed-rate and adjustable-rate residential real estate mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $750,000.

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

          One-to-four-family residential real estate mortgage loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which at December 31, 2008 was $417,000 for single-family homes. We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” We generally underwrite jumbo loans in a manner similar to conforming loans generally with increased rates. These loans are generally eligible for sale to various firms that specialize in purchasing non-conforming loans. Jumbo loans are not uncommon in our market area. For first mortgage loans with loan-to-value ratios in excess of 80% we require private mortgage insurance.

          As a result of our conservative underwriting standards, we do not have any loans in our loan portfolio that are considered sub-prime, or Alt-A.

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

          During periods of low market interest rates such as we are currently experiencing at the beginning of 2009, we will attempt to sell a portion of our newly originated fixed-rate residential real estate mortgage loans. Our ability to sell these fixed-rate loans has been constrained in recent periods by rising interest rates. During 2008, we sold $2.9 million in loans. For the year ended December 31, 2008, we received servicing fees of $9,873. As of December 31, 2008, the principal balance of loans serviced for others totaled $5.4 million.

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

          We generally require title insurance on all of our one-to-four-family residential real estate mortgage loans, and we also require that borrowers maintain fire and extended coverage casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements. For fixed-rate mortgage loans with terms of fifteen years or less, we will accept an attorney’s letter in lieu of title insurance. A majority of our residential real estate mortgage loans have a mortgage escrow account from which disbursements are made for real estate taxes and flood insurance. We do not conduct environmental testing on residential real estate mortgage loans unless specific concerns for hazards are identified by the appraiser used in connection with the origination of the loan.

          Home Equity Lines of Credit. We offer home equity lines of credit, which are primarily secured by a second mortgage on one-to-four-family residences. At December 31, 2008, home equity lines of credit totaled $8.2 million, or 6.1% of total loans receivable. At this date we had an additional $7.4 million of undisbursed home equity lines of credit.

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

          Multi-Family Residential Loans. Loans secured by multi-family real estate totaled $846,000 or 0.6%, of the total loan portfolio at December 31, 2008. Multi-family residential loans generally are secured by rental properties. All multi-family residential loans are secured by properties located within our lending area. At December 31, 2008, we had six multi-family loans with an average principal balance of $141,000, and the largest multi-family real estate loan had a principal balance of $400,000. At December 31, 2008, all of our loans secured by multi-family real estate loans were performing in accordance with their terms. Multi-family real estate loans are offered with fixed and adjustable interest rates. Multi-family real estate loans are originated for terms of up to 20 years. Adjustable-rate multi-family real estate loans are tied to the average yield on U.S. Treasury securities, subject to periodic and lifetime limitations on interest rate changes.

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

          Construction Loans. We also originate construction loans for the purchase of developed lots and for the construction of single-family residences. Construction loans are offered to individuals for the construction of their personal residences by a qualified builder (construction/permanent loans). At December 31, 2008, construction loans totaled $316,000, or 0.2% of total loans receivable. At December 31, 2008, the additional unadvanced portion of these construction loans totaled $464,000.

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

          Commercial Real Estate Loans. At December 31, 2008, $2.1 million, or 1.6% of our total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed use properties, places of worship and other commercial properties. We generally originate adjustable-rate commercial real estate loans with maximum terms of up to 15 years. The maximum loan-to-value ratio of commercial real estate loans is 70%. At December 31, 2008, we had 17 commercial real estate loans with an average outstanding balance of $125,000. At December 31, 2008, our largest loan secured by commercial real estate consisted of a $521,000 loan secured by an office building/warehouse. At December 31, 2008 all of our loans secured by commercial real estate were performing in accordance with their terms.

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

          Loans secured by commercial real estate generally are larger than one-to-four-family residential loans and involve greater credit risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate.

          Other Loans. We offer a variety of loans secured by property other than real estate. These loans include automobile, passbook, overdraft protection and unsecured loans. At December 31, 2008, these other loans totaled $148,000, or 0.1% of the total loan portfolio.

          Loan Originations, Sales, and Servicing. Lending activities are conducted by our loan personnel operating at our main and branch office locations and through local mortgage brokers. All loans that we originate are underwritten pursuant to our policies and procedures, which incorporate Freddie Mac underwriting guidelines to the extent applicable. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in deceased loan demand. Historically, a majority of our one-to-four-family residential real estate mortgage loan originations have been generated by local mortgage brokers, as well as our in-house loan representatives. Loans obtained from brokers are underwritten and funded by us. We also obtain referrals from existing or past customers and by referrals from local builders, real estate brokers and attorneys.

          For loans that we sell, we sell our loans without recourse. Historically, we have retained the servicing rights on all residential real estate mortgage loans that we have sold, and we intend to continue this practice in the future. At December 31, 2008, we were servicing loans owned by others with a principal balance of $5.4 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. We have not engaged in loan purchases or entered into loan participations in recent years. The value of servicing rights is not material at December 31, 2008.

The following table shows our loan originations, sales and repayment activities for the years indicated.

	For the year ended December 31,
	2008	2007
	(In thousands)

Total loans at beginning of period	$124,244	$121,121
Loan originations:
Real estate loans:
One-to four-family residential	25,479	19,198
Home equity lines of credit	2,184	1,431
Multi-family residential	—	—
Construction	2,818	—
Commercial	—	—
Other loans	129	113
Total loans originated	30,610	20,742

Sales and loan principal repayments:
Deduct:
Principal repayments	16,454	16,605
Loan sales	2,877	1,014
Net loan activity	11,279	3,123
Total loans at end of period	$135,523	$124,244

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

          Loans to One Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral, which generally does not include real estate. Our loans to one borrower limit under this regulation is $5.0 million (including the additional amount). Our policy provides that loans to one borrower (or related borrowers) should not exceed $750,000. At December 31, 2008, we had two loans exceeding this amount, the largest of which totaled $959,000 and was secured by the borrower’s primary residence. This loan was performing in accordance with its terms. Our next largest lending relationship to one borrower at December 31, 2008 totaled $889,000, and was secured by the borrower’s primary residence. This loan was performing in accordance with its terms.

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

          Loans are generally placed on non-accrual status when payment of principal or interest is more than 90 days delinquent, unless the loans are well-secured and in the process of collection. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt or if the loan has been restructured. At December 31, 2008 and December 31, 2007, we had no restructured loans. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if unpaid principal and interest are repaid so that the loan is less than 90 days delinquent and a satisfactory payment history has been established. Loans not secured by real estate will be charged-off if they become 120 days past due. At December 31, 2008 we had three non-performing loans. These loans include two one-to-four residential properties for $61,000 and $60,000, and one home equity line of credit for $25,000. These loans are all secured by residential real estate which, in the opinion of management, provides adequate collateral to cover any losses if these properties were foreclosed and sold.

          Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2008	2007
	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
One-to-four-family residential	$121	$63
Home equity lines of credit	25	—
Multi-family residential	—	—
Construction	—	—
Commercial	—	—
Other loans	—	—
Total	146	63

Accruing loans 90 days or more past due:	—	—

Total non-performing loans	146	63

Foreclosed real estate	—	—
Other non-performing assets	—	—

Total non-performing assets	$146	$63

Ratios:
Total non-performing loans to total loans	0.11%	0.05%
Total non-performing loans to total assets	0.07%	0.04%
Total non-performing assets to total assets	0.07%	0.04%

          For the year ended December 31, 2008, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $2,751. Interest income recognized on such loans for the year ended December 31, 2008 was $6,402.

          Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at the dates indicated.

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2008
Real estate loans:
One-to-four-family residential	4	$59	—	$—	4	$59
Home equity lines of credit	1	17	—	—	1	17
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans	1	1	—	—	1	1
Total	6	$77	—	$—	6	$77

At December 31, 2007
Real estate loans:
One-to-four-family residential	8	$358	—	$—	8	$358
Home equity lines of credit	4	64	—	—	4	64
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	12	$422	—	$—	12	$422

          Foreclosed Real Estate. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until sold. When property is acquired it is recorded at the estimated fair market value at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At December 31, 2008, we had no foreclosed real estate.

          Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of December 31, 2008, we had no assets designated as special mention.

          When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the Office of Thrift Supervision, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets, at December 31, 2008, classified assets consisted of substandard assets of $94,000, and no assets classified as doubtful or loss. As of December 31, 2008, our largest substandard asset was a loan secured by residential real estate, with a principal balance of $61,000.

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

          The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years
	Ended December 31,
	2008	2007
	(Dollars in thousands)

Balance at beginning of year	$319	$322

Charge-offs:
Real estate loans:
One-to-four-family residential	—	—
Home equity lines of credit	—	—
Multi-family residential	—	—
Construction	—	—
Commercial	—	—
Other loans	—	3
Total charge-offs	—	3

Net charge-offs	—	3
Recoveries	2	—
Provision for loan losses	24	—

Balance at end of year	$345	$319

Ratios:
Net charge-offs to average loans outstanding	0.00%	0.00%
Allowance for loan losses to non-performing loans at end of year	236.30%	506.35%
Allowance for loan losses to total loans at end of year	0.25%	0.26%

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

	At December 31,
	2008			2007
		Percent of	Percent of		Percent of	Percent of
		Allowance to	Loans in		Allowance to	Loans in
		Total	Category to		Total	Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans
	(Dollars in thousands)

Real estate loans:
One-to-four-family residential	$247	71.6%	91.4%	$218	68.3%	91.2%
Home equity lines of credit	67	19.4	6.1	67	21.0	5.3
Multi-family residential	6	1.7	0.6	7	2.2	0.7
Construction	2	0.6	0.2	5	1.6	0.9
Commercial	20	5.8	1.6	21	6.6	1.7
Other loans	1	0.3	0.1	1	0.3	0.2
Total allocated allowance	343	99.4	100.0	319	100.0	100.0
Unallocated allowance	2	0.6%	—	—	—	—
Total allowance for loan losses	$345	100.0%	100.0%	$319	100.0%	100.0%

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

          Our current investment policy permits us to invest in debt securities issued by the U.S. Government, agencies of the U.S. Government or U.S. Government-sponsored enterprises. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. We also may hold investments in New York State municipal obligations. The investment policy also permits investments in asset-backed securities, pooled trust securities, bankers’ acceptances, money market funds, term federal funds, repurchase agreements and reverse repurchase agreements.

          Our current investment policy prohibits hedging through the use of such instruments as financial futures, interest rate options and swaps.

          Statement of Financial Accounting Standard No. 115 requires that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities available-for-sale are reported at fair value, while securities held to maturity are reported at amortized cost. We do not have a trading portfolio.

          At December 31, 2008 our investment portfolio, classified as available for sale, consisted of: $22.2 million, or 11.3% of total assets, of U.S. Government and federal agency obligations with a fair value of $22.2 million; $21.8 million, or 11.1% of total assets, of mortgage-backed securities guaranteed by Fannie Mae, Ginnie Mae, Federal Farm Credit and Freddie Mac with a fair value of $21.7 million; and Freddie Mac stock with a cost basis of $9,000, and a fair value of $6,000. Our investment portfolio, classified as held to maturity, consisted of: $7.3 million, or 3.7% of total assets, of mortgage-backed securities guaranteed by Fannie Mae, Ginnie Mae, Federal Farm Credit and Freddie Mac with a fair value of $7.1 million.

          As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, at September 30, 2008, the Company recorded a $57,000 other-than-temporary impairment charge related to its investment in Federal Home Loan Mortgage Corporation (Freddie Mac) common stock. The impairment charge resulted from the decline in fair value of these shares in connection with the federal government’s conservatorship of Freddie Mac in September 2008. The carrying value of the Company’s remaining Freddie Mac common stock at December 31, 2008 after the other-than-temporary impairment charge was $6,000. The Company does not have any preferred stock issued by Freddie Mac or Fannie Mae.

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

          Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we invest only in mortgage-backed securities backed by one-to-four-family mortgages. The issuers of such securities (generally Ginnie Mae, a U.S. Government agency, and government sponsored enterprises, such as Fannie Mae and Freddie Mac) pool and resell the participation interests in the form of securities to investors such as Fairport Savings Bank, and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our specific liabilities and obligations. Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments. Our mortgage-backed securities portfolio contains no sub-prime mortgage loans and has no exposure to sub-prime investment activity.

          The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.

	At December 31,
	2008		2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Securities held to maturity:
U.S. Government and agency obligations	$—	$—	$18,997	$19,031
Mortgage-backed	7,289	7,091	9,553	9,566
Total securities held to maturity	$7,289	$7,091	$28,550	$28,597

Securities available for sale:
U.S. Government and agency obligations	$22,196	$22,229	$—	$—
Mortgage-backed	21,785	21,690	—	—
Equity Securities	9	6	65	244
Total securities available for sale	$43,990	$43,925	$65	$244

          Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at December 31, 2008 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. All of our securities at December 31, 2008 were taxable securities. Equity securities consisting of Freddie Mac common stock with a cost of $9,000 and a fair value of $6,000 have no maturity date. Accordingly, they are not included in the table.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities held to maturity:
Mortgage-backed securities	$—	—%	$—	—%	$240	4.41%	$7,049	4.48%	$7,289	$7,091	4.48%

Securities available for sale:
U.S. Government and agency obligations	$—	—%	$1,500	5.00%	$8,360	5.23%	$12,336	5.66%	$22,196	$22,229	5.45%
Mortgage-backed securities	—	—%	—	—%	—	—%	21,785	4.71%	21,785	21,690	4.71%
Total securities available for sale	$—	—%	$1,500	5.00%	$8,360	5.23%	$34,121	5.05%	$43,981	$43,919	5.09%

Sources of Funds

          General. Deposits traditionally have been our primary source of funds for our lending and investment activities. We also borrow, primarily from the Federal Home Loan Bank of New York, to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage our cost of funds. Our additional sources of funds are scheduled loan payments, loan prepayments, maturing investments, mortgage-backed securities amortizations and pre-payments, proceeds of loan sales, and retained earnings.

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

          At December 31, 2008, our deposits totaled $127.5 million. Specifically, at December 31, 2008, NOW accounts totaled $7.6 million, savings accounts totaled $13.4 million, money market accounts totaled $15.7 million and non-interest bearing checking accounts totaled $3.5 million. At December 31, 2008, certificates of deposit, including individual retirement accounts (all of which were certificate of deposit accounts), totaled $87.3 million, of which $50.1 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

          The following table sets forth the distribution of our average total deposit accounts, by account type, for the years indicated.

	For the Years Ended December 31,
	2008			2007
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)
Deposit type:
NOW	$6,940	5.4%	1.08%	$5,721	4.9%	0.65%
Savings	13,897	10.9	0.96	14,306	12.1	1.29
Money market	12,429	9.7	2.12	10,400	8.8	2.89
Individual retirement accounts	16,362	12.8	4.33	15,733	13.3	4.44
Certificates of deposit	74,725	58.6	3.96	68,672	58.2	4.51
Non-interest bearing demand deposits	3,256	2.6	—	3,214	2.7	—

Total deposits	$127,609	100.0%	3.24%	$118,046	100.0%	3.66%

          As of December 31, 2008, the aggregate amount of our outstanding certificates of deposit, including our individual retirement accounts, in amounts greater than or equal to $100,000 was approximately $22.7 million. The following table sets forth the maturity of those certificates as of December 31, 2008.

At
December 31, 2008
(In thousands)

Three months or less	$2,165
Over three months through six months	4,302
Over six months through one year	6,357
Over one year to three years	9,122
Over three years	722

Total	$22,668

          The following table sets forth, by interest rate ranges, information concerning the period to maturity of our certificates of deposit, including our individual retirement accounts.

	At December 31, 2008
	Period to Maturity
	Less Than or	More Than	More Than
	Equal to	One to	Two to	More Than		Percent of
	One Year	Two Years	Three Years	Three Years	Total	Total
	(Dollars in thousands)

Interest Rate Range:
2.99% and below	$23,063	$2,765	$350	$1,276	$27,454	31.4%
3.00% to 3.99%	21,511	20,143	370	995	43,019	49.3
4.00% to 4.99%	5,063	3,897	2,339	2,052	13,351	15.3
5.00% to 5.99%	477	593	797	1,620	3,487	4.0

Total	$50,114	$27,398	$3,856	$5,943	$87,311	100.00%

          The following table sets forth our time deposits, including our individual retirement accounts classified by interest rate range at the dates indicated.

	At December 31,
	2008	2007
	(In thousands)

Interest Rate Range:
2.99% and below	$27,454	$473
3.00% to 3.99%	43,019	16,668
4.00% to 4.99%	13,351	44,244
5.00% to 5.99%	3,487	24,821

Total	$87,311	$86,206

          Borrowings. Our long-term borrowings consist primarily of loans, commonly referred to as advances, from the Federal Home Loan Bank of New York. Our advances carried a weighted average rate at December 31, 2008 of 3.90%. At December 31, 2008, we had the ability to borrow approximately $102.5 million under our credit facilities with the Federal Home Loan Bank of New York of which $45.5 million were advanced. Borrowings from the Federal Home Loan Bank of New York are secured by our investment in the common stock of the Federal Home Loan Bank of New York as well as by a blanket pledge of our mortgage portfolio not otherwise pledged.

          Our short-term borrowings consist of Federal Home Loan Bank advances. The following table sets forth information concerning balances and interest rates on all of our short-term borrowings at and for the periods shown:

	At or For the Years Ended
	December 31,
	2008	2007
	(Dollars in thousands)

Balance at end of year	$3,850	$—
Average balance during year	536	499
Maximum outstanding at any month end	3,850	3,200
Weighted average interest rate at end of year	.46%	n/a
Average interest rate during year	.75%	6.01%

Subsidiary Activities

          Oakleaf Services Corporation, our subsidiary, provides investment advisory services to our customers by providing annuities, insurance products and mutual funds. At December 31, 2008 we had a $100,000 investment in Oakleaf Services Corporation which reflects a $50,000 increase, and during the year ended December 31, 2008, we derived $142,000 of fee income from Oakleaf Services Corporation.

          Federal savings banks are required to provide 30 days advance notice to the OTS and the FDIC before establishing or acquiring a subsidiary or conducting a new activity in a subsidiary. The insured savings bank must also provide the FDIC and the OTS such information as may be required by applicable regulations and must conduct the activity in accordance with the rules and orders of the OTS. In addition to other enforcement and supervision powers, the OTS may determine after notice and opportunity for a hearing that the continuation of a savings bank’s ownership of or relation to a subsidiary (i) constitutes a serious risk to the safety, soundness or stability of the savings bank, or (ii) is inconsistent with law and regulation. Upon the making of such a determination, the OTS may order the savings bank to divest the subsidiary or take other actions.

Personnel

          As of December 31, 2008, we had 38 full-time employees and 2 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that our relationship with our employees is good.

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

          Bad Debt Reserves. Historically, Fairport Savings Bank was subject to special provisions in the tax law applicable to qualifying savings associations regarding allowable tax bad debt deductions and related reserves. Tax law changes were enacted in 1996 that eliminated the ability of savings associations to use the percentage of taxable income method for computing tax bad debt reserves for tax years after 1995, and required recapture into taxable income over a six-year period of all bad debt reserves accumulated after a savings association’s last tax year beginning before January 1, 1988. At December 31, 2008, Fairport Savings Bank had recaptured all amounts that resulted from these changes in the tax law. FSB Community Bankshares, Inc. uses the specific chargeoff method to account for tax bad debt deductions.

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

          At December 31, 2008, the total federal pre-base year bad debt reserve of Fairport Savings Bank was approximately $5.5 million.

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

          Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2008, our consolidated group had no net operating loss carryforwards for federal income tax purposes.

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

State Taxation

          FSB Community Bankshares, Inc. and Fairport Savings Bank report income on a calendar year basis to New York State. New York State franchise tax on corporations is imposed in an amount equal to the greater of (a) 7.1% of “entire net income” allocable to New York State, (b) 3% of “alternative entire net income” allocable to New York State, (c) 0.01 % of the average value of assets allocable to New York State, or (d) nominal minimum tax. Entire net income is based on Federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications.

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

          The following table shows Fairport Savings Bank’s Tangible capital, Core capital, Tier-1 risk based capital and Total Risk Based Capital ratios at December 31, 2008.

	As of December 31, 2008
			Required
		Percent of	Percent of
	Capital	Assets (1)	Assets (1)
	(Dollars in thousands)

Tangible capital	$16,315	8.47%	1.50%
Core capital	16.315	8.47	4.00
Tier 1 risk-based capital	16,315	20.09	4.00
Total risk-based capital	16,660	20.52	8.00

(1)
Tangible capital levels are shown as a percentage of tangible assets. Core capital levels are shown as a percentage of total adjusted assets. Total risk-based capital levels are shown as a percentage of risk-weighted assets.

          As the table shows, at December 31, 2008, Fairport Savings Bank’s capital exceeded all applicable requirements.

          Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2008, Fairport Savings Bank’s largest lending relationship with a single or related group of borrowers was a residential mortgage loan totaling $959,000 which represented 4.79% of unimpaired capital and surplus, and therefore, Fairport Savings Bank was in compliance with the loans-to-one borrower limitations.

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

          A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At December 31, 2008, Fairport Savings Bank maintained approximately 97.61% of its portfolio assets in qualified thrift investments, and therefore satisfied the QTL test.

            Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings association must file an application for approval of a capital distribution if:

●
the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

●	the savings association would not be at least adequately capitalized following the distribution;
●	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or
●	the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

●	the savings association would be undercapitalized following the distribution;
●	the proposed capital distribution raises safety and soundness concerns; or
●	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

          In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

          Liquidity. A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. We seek to maintain a ratio of 10.0% or greater of liquid assets to total assets. For the year ended December 31, 2008, our liquidity ratio averaged 20.80%. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2008.

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

          Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the savings association’s capital:

●	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

●	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

●	undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

●	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

●	critically undercapitalized (less than 2% tangible capital).

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

          At December 31, 2008, Fairport Savings Bank met the criteria for being considered “well-capitalized.”

          Insurance for Deposit Accounts. Fairport Savings Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts at Fairport Savings Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the Federal Deposit Insurance Corporation increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2009. In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until December 31, 2009. Fairport Savings Bank has opted to participate in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program. See the section titled “Temporary Liquidity Guarantee Program.”

          The Federal Deposit Insurance Corporation imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from 5 to 43 basis points of the institution’s deposits. On February 27, 2009, the Federal Deposit Insurance Corporation published a final rule raising the current deposit insurance assessment rates to a range from 12 to 45 basis points beginning April 1, 2009. Additionally, the Federal Deposit Insurance Corporation issued an interim rule with request for comments that would impose a special 20 basis points special assessment on all insured deposits as of June 30, 2009, which would be payable on September 30, 2009. There is a proposal to reduce the special assessment from 20 basis points to 10 basis points if Congress increases the FDIC’s borrowing capacity from the Department of Treasury. This special assessment would total approximately $255,044 (20 basis points) or $127,522 (10 basis points) based on our deposits as of December 31, 2008.

          Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not currently know of any practice, condition or violation that might lead to termination of our deposit insurance.

          In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2008, the annualized FICO assessment was equal to 1.10 basis points for each $100 in domestic deposits maintained at an institution.

          Temporary Liquidity Guarantee Program. On October 14, 2008, the Federal Deposit Insurance Corporation announced a new program – the Temporary Liquidity Guarantee Program. This program has two components. One guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The Federal Deposit Insurance Corporation will pay the unpaid principal and interest on a Federal Deposit Insurance Corporation-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. In return for the Federal Deposit Insurance Corporation’s guarantee, participating institutions will pay the Federal Deposit Insurance Corporation a fee based on the amount and maturity of the debt. Fairport Savings Bank is participating in this component of the Temporary Liquidity Guarantee Program.

          The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. Fairport Savings Bank is also participating in this component of the Temporary Liquidity Guarantee Program.

          U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. The Emergency Economic Stabilization Act of 2008 was enacted in October 2008 and provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“CPP”), which provides for direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department. The Company determined not to participate in the CPP.

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

          Federal Home Loan Bank System. Fairport Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Fairport Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 1/20 of its borrowings from the Federal Home Loan Bank, or 0.3% of assets, whichever is greater. As of December 31, 2008, Fairport Savings Bank was in compliance with this requirement.

Other Regulations

          Interest and other charges collected or contracted for by Fairport Savings Bank are subject to state usury laws and federal laws concerning interest rates. Fairport Savings Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

●	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Fairport Savings Bank also are subject to the:

●
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●
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

●
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

          We anticipate that we will incur additional expense in 2009 in order to comply with the provisions of the Act.

ITEM 1A. RISK FACTORS

          The risks set forth below, in addition to the other risks described in this Annual Report on Form 10-K, may adversely affect our business, financial condition and operating results. In addition to the risks set forth below and the other risks described in this annual report, there may also be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results. As a result, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The United States Economy Is In A Recession. A Prolonged Economic Downturn, Especially One Affecting Our Geographic Market Area, Could Materially Affect our Business and Financial Results.

          The United States economy entered a recession in the fourth quarter of 2007. Throughout the course of 2008 and in the first quarter of 2009, economic conditions continued to worsen, due in large part to the fallout from the collapse of the sub-prime mortgage market. While we did not originate or invest in sub-prime mortgages, our lending business is tied, in part, to the housing market. Declines in home prices, increases in foreclosures and higher unemployment have adversely affected the credit performance of real estate-related loans, resulting in the write-down of asset values. The continuing housing slump also has resulted in reduced demand for the construction of new housing and further declines in home prices. Further, the ongoing concern about the stability of the financial markets in general has caused many lenders to reduce or cease providing funding to borrowers. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses.

Legislative or Regulatory Actions Responding to Financial and Market Weakness Could Affect Us Adversely. There Can Be No Assurance that Actions of the U.S. Government, Federal Reserve and Other Governmental and Regulatory Bodies For the Purpose of Stabilizing the Financial Markets Will Achieve the Intended Effect.

          In response to the financial crises affecting the banking system and financial markets, the U.S. Congress has passed legislation and the U.S. Treasury has promulgated programs designed to purchase assets from, provide equity capital to, and guarantee the liquidity of the financial services industry. Specifically, Congress adopted the Emergency Economic Stabilization Act of 2008, under which the U.S. Treasury has the authority to expend up to $700 billion to assist in stabilizing and providing liquidity to the U.S. financial system. On October 14, 2008, the U.S. Treasury announced the Capital Purchase Program, under which it will purchase up to $250 billion of non-voting senior preferred shares of certain qualified financial institutions in an attempt to encourage financial institutions to build capital to increase the flow of financing to businesses and consumers and to support the economy. In addition, Congress temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009. The FDIC has also announced the creation of the Temporary Liquidity Guarantee Program which is intended to strengthen confidence and encourage liquidity in financial institutions by temporarily guaranteeing newly issued senior unsecured debt of participating organizations and providing full insurance coverage for noninterest-bearing transaction deposit accounts (such as business checking accounts, interest-bearing transaction accounts paying 50 basis points or less and lawyers’ trust accounts), regardless of dollar amount until December 31, 2009. Finally, in February 2009, the American Recovery and Reinvestment Act of 2009 was enacted, which is intended to expand and establish government spending programs and provide certain tax cuts to stimulate the economy. The U.S. government continues to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the U.S. Treasury’s recently announced Financial Stability Plan and the recently announced foreclosure prevention program.

          The potential exists for additional federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, and the issuance of many formal enforcement orders is expected. Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended, particularly with respect to the extreme levels of volatility and limited credit availability currently being experienced. In addition, new laws, regulations, and other regulatory changes will increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. Our FDIC insurance premiums have increased (and may continue to increase), and a special assessment has been implemented, because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. New laws, regulations, and other regulatory changes, along with negative developments in the financial services industry and the credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.

Recent Negative Developments in the Financial Services Industry And the Credit Markets May Subject Us to Additional Regulation.

          As a result of the recent financial crisis, the potential exists for the promulgation of new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, which are expected to result in the issuance of many formal enforcement orders. Negative developments in the financial services industry and the credit markets, and the impact of new legislation in response to these developments, may negatively affect our operations by restricting our business operations, including our ability to originate or sell loans and pursue business opportunities. Compliance with such regulation also will likely increase our costs.

Our Expenses Will Increase as a Result of Increases in FDIC Insurance Premiums.

          The FDIC imposes an assessment against financial institutions for deposit insurance. This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution’s deposits. On February 27, 2009, the FDIC issued a final rule that increases the current deposit insurance assessment rates to a range from 12 to 45 basis points beginning April 1, 2009. Additionally, the FDIC has issued an interim rule that would impose a special 20 basis points assessment on deposits as of June 30, 2009, which would be paid on September 30, 2009. There is a proposal to reduce the special assessment from 20 basis points to 10 basis points if Congress increases the FDIC’s borrowing capacity from the Department of Treasury. This special assessment would total approximately $255,044 (20 basis points) or $127,550 (10 basis points) based on our deposits as of December 31, 2008.

Lack of Consumer Confidence in Financial Institutions May Decrease Our Level of Deposits.

          Our level of deposits may be affected by lack of consumer confidence in financial institutions, which have caused fewer depositors to be willing to maintain deposits that are not FDIC-insured accounts. That may cause depositors to withdraw deposits and place them in other institutions or to invest uninsured funds in investments perceived as being more secure, such as securities issued by the U.S. Treasury. These consumer preferences may force us to pay higher interest rates to retain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels.

An Inadequate Allowance for Loan Losses Would Negatively Affect Our Results of Operations.

          We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to avoid losses. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results. Volatility and deterioration in the broader economy may also increase our risk of credit losses. The determination of an appropriate level of allowance for loan losses is an inherently uncertain process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control, and charge-offs may exceed current estimates. We evaluate the collectability of our loan portfolio and provide an allowance for loan losses that we believe is adequate based upon such factors as, including, but not limited to: the risk characteristics of various classifications of loans; previous loan loss experience; specific loans that have loss potential; delinquency trends; the estimated fair market value of the collateral; current economic conditions; the views of our regulators; and geographic and industry loan concentrations. If any of our evaluations are incorrect and borrower defaults result in losses exceeding our allowance for loan losses, our results of operations could be significantly and adversely affected. We cannot assure you that our allowance will be adequate to cover probable loan losses inherent in our portfolio.

The Need to Account for Assets at Market Prices May Adversely Affect Our Results of Operations.

          We report certain assets, including investments and securities, at fair value. Generally, for assets that are reported at fair value we use quoted market prices or valuation models that utilize market data inputs to estimate fair value. Because we carry these assets on our books at their fair value, we may incur losses even if the asset in question presents minimal credit risk. Given the continued disruption in the capital markets, we may be required to recognize other-than-temporary impairments in future periods with respect to securities in our portfolio. The amount and timing of any impairment recognized will depend on the severity and duration of the decline in fair value of the securities and our estimation of the anticipated recovery period.

Other-Than-Temporary Impairment (OTTI) Could Reduce Our Earnings.

          We evaluate our investment securities for other-than-temporary impairment (OTTI) as required by SFAS 115. When a decline in fair value below cost is deemed to be other-than-temporary, the related loss must be recognized as a charge to earnings and the investment is recorded at fair value. In determining whether or not OTTI exists management considers several factors, including but not limited to, the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, adverse changes to projected cash flows, credit rating downgrades, and our ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Our Continuing Concentration of Loans in Our Primary Market Area May Increase Our Risk.

          Our success depends primarily on the general economic conditions in the counties in which we conduct business. Unlike large banks that are more geographically diversified, we provide banking and financial services to customers primarily in our market area. The local economic conditions in our market area have a significant impact on our loans. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control, would affect the local economic conditions and could adversely affect our financial condition and results of operations.

Future Changes in Interest Rates Could Reduce Our Profits

          Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

●	the interest income we earn on our interest-earning assets, such as loans and securities; and

●	the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

          Our liabilities generally have shorter maturities than our assets. This imbalance can create significant earnings volatility as market interest rates change. In periods of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities, resulting in a decline in our net interest income. In periods of declining interest rates, our interest income is generally positively affected although such positive effects may be reduced or eliminated by prepayments of loans and redemptions of callable securities. In addition, when long-term interest rates are not significantly higher than short-term rates thus creating a “flat” yield curve, the Company’s interest rate spread will decrease thus reducing net interest income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

          Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2008, the fair value of our securities classified as available for sale totalled $43.9 million. Unrealized net losses on available-for-sale securities totalled $43,000 at December 31, 2008 and are reported, net of tax, as a separate component of shareholder’s equity. However, a rise in interest rates could cause a decrease in the fair value of securities available for sale in future periods which would have an adverse effect on shareholder’s equity. Depending on market conditions, we often place more emphasis on enhancing our net interest margin rather than matching the interest rate sensitivity of our assets and liabilities. In particular, we believe that the increased net interest income resulting from a mismatch in the maturity of our asset and liabilities portfolios can, during periods of stable or declining interest rates, provide high enough returns to justify increased exposure to sudden and unexpected increases in interest rates. As a result, our results of operations and the economic value of our equity will remain vulnerable to increases in interest rates and to declines in the difference between long- and short-term rates. See “Managements Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

If Our Investment in The Federal Home Loan Bank Of New York is Classified as Other-Than-Temporarily Impaired or as Permanently Impaired, Our Earnings and Stockholders’ Equity Could Decrease.

          We own common stock of the Federal Home Loan Bank of New York. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of New York’s advance program. The aggregate cost and fair value of our Federal Home Loan Bank common stock as of December 31, 2008 was $2.3 million based on its par value. There is no market for our Federal Home Loan Bank common stock.

          Recent published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the Federal Home Loan Bank of New York, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in Federal Home Loan Bank of New York common stock could be impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

If the Federal Home Loan Bank of New York Stops Paying Dividends, This Will Negatively Affect Our Earnings.

          Certain Federal Home Loan Banks stopped paying dividends in 2008, and are prohibited from paying dividends in the future so long as they fail to meet any of their regulatory capital requirements. We received dividends of $117,000 on our Federal Home Loan Bank of New York stock in 2008. The failure of the Federal Home Loan Bank to pay dividends in the future will cause our earnings and stockholders’ equity to decrease. In 2009, we have not been accruing any dividends on our Federal Home Loan Bank stock.

Future Legislative or Regulatory Actions Responding to Perceived Financial and Market Problems Could Impair Our Rights Against Borrowers

          There have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit a lender’s ability to foreclose on mortgage collateral. Were proposals such as these, or other proposals limiting our rights as a creditor, to be implemented, we could experience increased credit losses or increased expense in pursuing our remedies as a creditor. Should such legislation be implemented, Fairport Savings Bank could be directly impacted for those loans held directly within the portfolio. Such legislation could also have a major impact on loans held within the structure of mortgage-backed securities and thus indirectly impact us by decreasing the value of securities held in the investment portfolio.

ITEM 1B. UNRESOLVED STAFF COMMENTS

          None.

ITEM 2. PROPERTIES

          We operate from our main office in Fairport, New York which we own, and our two branch offices, both of which are leased, located in the towns of Penfield and Irondequoit. The consolidated net book value of our premises, land and equipment was $2.3 million at December 31, 2008. The following is a list of our locations:

Fairport (Main Office) 45 South Main Street Fairport, New York 14450 (585) 223-9080	Penfield 2163 Rte 250 Fairport, New York 14450 (585) 377-8970	Irondequoit 2118 Hudson Ave. Irondequoit, New York 14617 (585) 266-4100

          Additionally, as reported on our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2008, we have entered into a lease agreement with the intention of opening a new branch office in the third quarter of 2009 located in Webster Crossings Shopping Center at 1067 Ridge Road and Webster Commons Boulevard, Town of Webster, New York.

ITEM 3. LEGAL PROCEEDINGS

          We are periodically involved in various claims and lawsuits that arise incident to our financial services business. At December 31, 2008 we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

       (a)     The information required by this item is incorporated by reference to our Annual Report to Shareholders. No equity securities were sold during the year ended December 31, 2008 that were not registered under the Securities Act.

       (b)     Not applicable.

       (c)     FSB Community Bankshares, Inc. did not repurchase any of its equity securities during the quarter ended December 31, 2008.

ITEM 6. SELECTED FINANCIAL DATA

          This item is not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated by reference to our Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Incorporated by reference to the Annual Report to Shareholders included as Exhibit 13 to this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements included in our Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Information required by this item is incorporated herein by reference from our definitive Annual Meeting Proxy Statement (the “Proxy Statement”), specifically the section captioned “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm—Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.”

ITEM 9A(T). CONTROLS AND PROCEDURES

          (a)          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

          There were no significant changes made in our internal controls over financial reporting during the registrant's last fiscal quarter covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

          (b)          Management’s annual report on internal control over financial reporting.

          Management of FSB Community Bankshares, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.

          The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on the assessment, management determined that, as of December 31, 2008, the Company’s internal control over financial reporting is effective, based on those criteria.

          This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

           None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

ITEM 11. EXECUTIVE COMPENSATION

          Information concerning executive compensation is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          Information concerning security ownership of certain owners and management is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Voting Securities and Principal Holder Thereof.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          Information concerning relationships, transactions and director independence is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons” and “Board Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Information concerning principal accountant fees and services is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal II-Ratification of Appointment of Auditor.”

ITEM 15. EXHIBITS

          The following exhibits are either filed or attached as part of this report or are incorporated herein by reference:

3.1	Charter of FSB Community Bankshares, Inc. (1)

3.2	Bylaws of FSB Community Bankshares, Inc. (1)

4	Form of common stock certificate of FSB Community Bankshares, Inc. (1)

10.1	Amended and Restated Employment Agreement of Dana C. Gavenda (2)

10.2	Supplemental Executive Retirement Plan (1)

10.3	Employee Stock Ownership Plan (1)

13	Portions of Annual Report to Shareholders

14	Code of Ethics (3)

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to the Registration Statement on Form SB-2 of FSB Community Bankshares, Inc. (File No. 333-141380), originally filed with the Securities and Exchange Commission on March 16, 2007.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2008.
(3)	Available on our website at www.fairportsavingsbank.com.

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSB Community Bankshares, Inc.

Date: March 30, 2009	By:	/s/ Dana C. Gavenda
Dana C. Gavenda, President and
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dana C. Gavenda	By:	/s/ Thomas J. Hanss
	Dana C. Gavenda, President, and Chief Executive Officer		Thomas J. Hanss Chairman of the Board
(Principal Executive Officer)

Date: March 30, 2009			Date: March 30, 2009

By:	/s/ Kevin D. Maroney	By:	/s/ Gary Lindsay
	Kevin D. Maroney, Executive Vice President and Chief Financial Officer		Gary Lindsay Director
(Principal Financial and Accounting Officer)

Date: March 30, 2009		Date: March 30, 2009

By:	/s/ Terence O’Neil	By:	/s/ Alicia H. Pender
	Terence O’Neil		Alicia H. Pender
	Vice Chairman of the Board		Director

Date: March 30, 2009		Date: March 30, 2009

By:	/s/ James E. Smith	By:	/s/ Lowell T. Twitchell
	James E. Smith		Lowell T. Twitchell
	Director		Director

Date: March 30, 2009		Date: March 30, 2009

By:	/s/ Robert W. Sturn	By:	/s/ Charis W. Warshof
	Robert W. Sturn		Charis W. Warshof
	Director		Director

Date: March 30, 2009		Date: March 30, 2009