Form 10-K/A
period 2008-12-31
FSB Community Bankshares Inc
filed 2009-04-13
CIK 1389797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

EXPLANATORY NOTE

This Amendment No.1 filed on Form-10K/A is being filed to include Exhibit 16, the Change in Auditor’s  Letter, which was inadvertently omitted from the Registrant’s Form 10-K filed with the SEC on March 31, 2009.

ITEM 15.        EXHIBITS

The following exhibits are either filed or attached as part of this report or are incorporated herein by reference:

3.1	Charter of FSB Community Bankshares, Inc. (1)

3.2	Bylaws of FSB Community Bankshares, Inc. (1)

4	Form of common stock certificate of FSB Community Bankshares, Inc. (1)

10.1	Amended and Restated Employment Agreement of Dana C. Gavenda (2)

10.2	Supplemental Executive Retirement Plan (1)

10.3	Employee Stock Ownership Plan (1)

13	Portions of Annual Report to Shareholders

14	Code of Ethics (3)

16	Change in Auditors Letter

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________________
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

FSB Community Bankshares, Inc.

Date: April 13, 2009	By:	/s/ Dana C. Gavenda
Dana C. Gavenda, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dana C. Gavenda	By:	/s/ Thomas J. Hanss
	Dana C. Gavenda, President, and Chief		Thomas J. Hanss
	Executive Officer		Chairman of the Board
(Principal Executive Officer)

Date: April 13, 2009		Date: April 13, 2009

By:	/s/ Kevin D. Maroney	By:	/s/ Gary Lindsay
	Kevin D. Maroney, Executive Vice President		Gary Lindsay
	and Chief Financial Officer		Director
(Principal Financial and Accounting Officer)

Date: April 13, 2009		Date: April 13, 2009

By:	/s/ Terence O’Neil	By:	/s/ Alicia H. Pender
	Terence O’Neil		Alicia H. Pender
	Vice Chairman of the Board		Director

Date: April 13, 2009		Date: April 13, 2009

By:	/s/ James E. Smith	By:	/s/ Lowell T. Twitchell
	James E. Smith		Lowell T. Twitchell
	Director		Director

Date: April 13, 2009		Date: April 13, 2009

By:	/s/ Robert W. Sturn	By:	/s/ Charis W. Warshof
	Robert W. Sturn		Charis W. Warshof
	Director		Director

Date: April 13, 2009		Date: April 13, 2009

5