Form 10-Q
period 2009-03-31
FSB Community Bankshares Inc
filed 2009-05-13
CIK 1389797

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2009
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from _______________ to _______________

                          Commission File No. 001-52751

                         FSB Community Bankshares, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              United States                                 74-3164710
     -------------------------------                 ----------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                 Identification Number)

45 South Main Street, Fairport, New York                      14450
----------------------------------------                    --------
(Address of Principal Executive Offices)                    Zip Code

                                 (585) 223-9080
                         -------------------------------
                         (Registrant's telephone number)


                                       N/A
          -------------------------------------------------------------
          (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
YES  [X]  NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [ ]  NO  [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

     As of May 13, 2009 there were 1,785,000 shares of the Registrant's common stock, par value $0.10 per share, outstanding, 946,050 of which were held by FSB Community Bankshares, MHC, the Registrant's mutual holding company.

                         FSB Community Bankshares, Inc.
                                    FORM 10-Q

                                      Index
                                      -----

                                                                            Page
                                                                            ----

                          Part I. Financial Information


Item 1.      Consolidated Financial Statements (unaudited)

             Consolidated Balance Sheets as of March 31, 2009 and
             December 31, 2008                                                1

             Consolidated Statements of Operations for the Three
             Months Ended March 31, 2009 and 2008                             2

             Consolidated Statements of Stockholders' Equity for
             the Three Months Ended March 31, 2009 and 2008                   3

             Consolidated Statements of Cash Flows for the Three
             Months Ended March 31, 2009 and 2008                             4

             Notes to Consolidated Financial Statements                       6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             10

Item 3.      Quantitative and Qualitative Disclosures about
             Market Risk                                                     17

Item 4T.     Controls and Procedures                                         17

                           Part II. Other Information

Item 1.      Legal Proceedings                                               17

Item 1A.     Risk Factors                                                    17

Item 2.      Unregistered Sales of Equity Securities and Use of
             Proceeds                                                        18

Item 3.      Defaults upon Senior Securities                                 18

Item 4.      Submission of Matters to a Vote of Security Holders             18

Item 5.      Other Information                                               18

Item 6.      Exhibits                                                        18

             Signature Page                                                  19

                          Part I. Financial Information

Item 1.   Consolidated Financial Statements

                         FSB COMMUNITY BANKSHARES, INC.

                           Consolidated Balance Sheets
                March 31, 2009 and December 31, 2008 (unaudited)
                  (Dollars in thousands, except per share data)

                                                                              March 31,           December 31,
                    Assets                                                      2009                 2008
                                                                          ----------------     ----------------
Cash and due from banks                                                   $          3,453     $          2,154
Interest-earning demand deposits                                                     3,151                1,019
                                                                          ----------------     ----------------
  Cash and Cash Equivalents                                                          6,604                3,173

Securities available for sale                                                       51,114               43,925
Securities held to maturity (fair value 2009 - $7,074, 2008 - $7,091)                7,100                7,289
Investment in FHLB stock                                                             1,990                2,312
Loans receivable, net of allowance for loan losses of: 2009 - $350,
  2008 - $345                                                                      128,640              135,713
Accrued interest receivable                                                          1,006                1,032
Premises and equipment, net                                                          2,264                2,308
Other assets                                                                           649                  383
                                                                          ----------------     ----------------
          Total Assets                                                    $        199,367     $        196,135
                                                                          ================     ================

                    Liabilities & Stockholders' Equity

Deposits:
  Non-interest-bearing                                                    $          3,326     $          3,487
  Interest-bearing                                                                 135,069              124,035
                                                                          ----------------     ----------------
          Total Deposits                                                           138,395              127,522

Short-term borrowings                                                                    -                3,850
Long-term borrowings                                                                38,318               41,631
Advances from borrowers for taxes and insurance                                      1,437                2,152
Other liabilities                                                                      828                  939
                                                                          ----------------     ----------------
          Total Liabilities                                                        178,978              176,094
                                                                          ----------------     ----------------

                    Stockholders' Equity

Preferred Stock- no par- 1,000,000 shares authorized;
  no shares issued and outstanding                                                       -                    -
Common Stock- $0.10 par value - 10,000,000 shares authorized;
  1,785,000 shares issued and outstanding                                              179                  179
Additional paid-in-capital                                                           7,283                7,286
Retained earnings                                                                   13,300               13,249
Accumulated other comprehensive income (loss)                                          248                  (43)
                                                                          ----------------     ----------------
Unearned ESOP shares - at cost                                                        (621)                (630)
                                                                          ----------------     ----------------
          Total Stockholders' Equity                                                20,389               20,041
                                                                          ----------------     ----------------

          Total Liabilities and Stockholders' Equity                      $        199,367     $        196,135
                                                                          ================     ================

See accompanying notes to consolidated financial statements

                         FSB COMMUNITY BANKSHARES, INC.

                      Consolidated Statements of Operations
             Three Months Ended March 31, 2009 and 2008 (unaudited)
                  (Dollars in thousands, except per share data)


                                                                                2009                 2008
                                                                          ----------------     ----------------
Interest and Dividend Income
  Loans                                                                   $          1,907     $          1,817
  Securities - taxable                                                                 267                  313
  Mortgage-backed securities                                                           326                  202
  Other                                                                                  1                   74
                                                                          ----------------     ----------------
          Total Interest and Dividend Income                                         2,501                2,406
                                                                          ----------------     ----------------
Interest expense
  Deposits                                                                             879                1,142
  Borrowings:
     Short-term                                                                          1                    -
     Long-term                                                                         424                  378
                                                                          ----------------     ----------------
          Total Interest Expense                                                     1,304                1,520
                                                                          ----------------     ----------------
          Net Interest Income                                                        1,197                  886
Provision for Loan Losses                                                                6                    -
                                                                          ----------------     ----------------
          Net Interest Income After Provision
             for Loan Losses                                                         1,191                  886
                                                                          ----------------     ----------------
Other Income
  Service fees                                                                          49                   38
  Fee income                                                                            11                   15
  Other                                                                                 74                   41
                                                                          ----------------     ----------------
          Total Other Income                                                           134                   94
                                                                          ----------------     ----------------
Other Expenses
  Salaries and employee benefits                                                       693                  637
  Occupancy expense                                                                    125                  114
  Data processing costs                                                                 23                   16
  Advertising                                                                           32                   61
  Equipment expense                                                                     90                   85
  Electronic banking                                                                    20                   18
  Directors' fees                                                                       28                   26
  Mortgage fees and taxes                                                               44                   30
  Other expense                                                                        191                  157
                                                                          ----------------     ----------------
          Total Other Expenses                                                       1,246                1,144
                                                                          ----------------     ----------------
          Income (Loss) Before Income Taxes                                             79                 (164)

          Provision  (Benefit) for Income Taxes                                         28                  (58)
                                                                          ----------------     ----------------
          Net Income (Loss)                                               $             51     $           (106)
                                                                          ================     ================
          Earnings (Loss) per common share                                $           0.03     $          (0.06)
                                                                          ================     ================


See accompanying notes to consolidated financial statements

                         FSB COMMUNITY BANKSHARES, INC.

                 Consolidated Statements of Stockholders' Equity
             Three Months Ended March 31, 2009 and 2008 (unaudited)
                             (Dollars in thousands)


                                                                                     Accumulated
                                                        Additional                      Other        Unearned
                                           Common        Paid in        Retained    Comprehensive      ESOP
                                           Stock         Capital        Earnings    Income (Loss)     Shares          Total
                                       -------------  -------------  -------------  -------------  -------------  -------------
Balance - January 1, 2008              $         179  $       7,293  $      13,224  $         118  $        (665) $      20,149
                                                                                                                  -------------
  Comprehensive loss:
     Net loss                                      -              -           (106)             -              -           (106)
     Change in net unrealized gain
        (loss) on securities
        available for sale, net of
        taxes                                      -              -              -             (4)             -             (4)
                                                                                                                  -------------
     Total Comprehensive Loss
                                                                                                                           (110)
  ESOP shares committed to be
     released                                      -             (2)             -              -              9              7
                                       -------------  -------------  -------------  -------------  -------------  -------------
Balance - March 31, 2008               $         179  $       7,291  $      13,118  $         114  $        (656) $      20,046
                                       =============  =============  =============  =============  =============  =============
Balance - January 1, 2009              $         179  $       7,286  $      13,249  $         (43) $        (630) $      20,041
                                                                                                                  -------------
  Comprehensive income:
     Net income                                    -              -             51              -              -             51
     Change in net unrealized gain
        (loss) on securities
        available for sale, net of
        taxes                                      -              -              -            291              -            291
                                                                                                                  -------------
     Total Comprehensive Income
                                                                                                                            342

  ESOP shares committed to be
     released                                      -             (3)             -              -              9              6
                                       -------------  -------------  -------------  -------------  -------------  -------------
Balance - March 31, 2009               $         179  $       7,283  $      13,300  $         248  $        (621) $      20,389
                                       =============  =============  =============  =============  =============  =============


See accompanying notes to consolidated financial statements

                         FSB COMMUNITY BANKSHARES, INC.

                      Consolidated Statements of Cash Flows
             Three Months Ended March 31, 2009 and 2008 (unaudited)
                             (Dollars in thousands)


                                                                                      2009                 2008
                                                                                ----------------     ----------------
Cash Flows From Operating Activities
  Net Income (Loss)                                                             $             51     $           (106)
  Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
        Net amortization of premiums and discounts on investments                             59                   69
        Gain on sale of loans                                                                (29)                   -
        Amortization of net deferred loan origination fees                                     6                    3
        Depreciation and amortization                                                         67                   68
        Provision for loan losses                                                              6                    -
        Expense related  to stock-based compensation plans                                     6                    7
        Deferred income tax benefit                                                          (13)                 (28)
        Decrease (increase) in accrued interest  receivable                                   26                  (84)
        Increase in other assets                                                            (269)                  (5)
        Decrease in other liabilities                                                       (253)                (372)
                                                                                ----------------     ----------------
             Net Cash Used By Operating Activities                                          (343)                (448)
                                                                                ----------------     ----------------
Cash Flows From Investing Activities
  Purchase of securities held to maturity                                                      -               (3,001)
  Proceeds from maturities and calls of securities held to maturity                            -               15,487
  Proceeds from principal paydowns of securities held to maturity                            188                  572
  Purchase of securities available for sale                                              (16,427)             (38,565)
  Proceeds from maturities and calls of securities available for sale                      8,835                    -
  Proceeds from principal paydowns of securities available for sale                          794                    -
  Net increase (decrease) in loans                                                         2,302                 (639)
  Proceeds from sales of loans                                                             4,788                1,364
  (Purchase) redemption of Federal Home Loan Bank stock                                      322                 (778)
  Purchase of premises and equipment                                                         (23)                  (9)
                                                                                ----------------     ----------------
             Net Cash Provided (Used) By Investing Activities                                779              (25,569)
                                                                                ----------------     ----------------
Cash Flows From Financing Activities
  Net increase in deposits                                                                10,873                9,141
  Net decrease in short-term borrowings                                                   (3,850)                   -
  Proceeds from long-term  borrowings                                                          -               17,500
  Repayments on borrowings                                                                (3,313)                (191)
  Net decrease  in advances from borrowers
     for taxes and insurance                                                                (715)                (550)
                                                                                ----------------     ----------------
             Net Cash Provided By Financing Activities                                     2,995               25,900
                                                                                ----------------     ----------------
             Net Increase (Decrease) in Cash
                and Cash Equivalents                                                       3,431                 (117)

Cash and Cash Equivalents- Beginning                                                       3,173                9,444
                                                                                ----------------     ----------------
Cash and Cash Equivalents- End                                                  $          6,604     $          9,327
                                                                                ================     ================


                         FSB COMMUNITY BANKSHARES, INC.

                                                 2009                2008
                                           ----------------     ----------------
Supplementary Cash Flows Information

     Interest paid                         $          1,294     $          1,462
                                           ================     ================

     Income taxes paid                     $             85     $              -
                                           ================     ================


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

The unaudited consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2008, included in the Annual Report filed on Form 10-K with the Securities and Exchange Commission ("SEC") on March 31, 2009.

Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated financial statements at March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008 include the accounts of the Company, Fairport Savings Bank (the "Bank") and the Bank's wholly-owned subsidiary, Oakleaf Services Corporation ("Oakleaf"). All inter-company balances and transactions have been eliminated in consolidation. Certain amounts from prior periods may have been reclassified, when necessary, to conform to current period presentation.


Note 2-Fair Value Accounting

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective reporting dates and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each reporting date.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows at December 31, 2008 and at March 31, 2009:

        (Dollars in Thousands)

      Securities available for sale             Total         Level 1        Level 2        Level 3
                                            ----------     ----------     ----------     ----------
          December 31, 2008                 $   43,925     $        6     $   43,919     $        -
                                            ==========     ==========     ==========     ==========
          March 31, 2009                    $   51,114     $        6     $   51,108     $        -
                                            ==========     ==========     ==========     ==========


The fair value of securities available for sale are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). The Company had no Level 3 investment securities at December 31, 2008 and March 31, 2009.

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

Note 3-Recent Accounting Pronouncements

FSP FAS 157-4

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

FSP FAS 115-2 and FAS 124-2

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and
(b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

FSP FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

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

The components of other comprehensive income (loss) and related tax effects for the three months ended March 31, 2009 and 2008 are as follows:


                                                      For the Three Months Ended
                                                               March 31,
                                                         2009            2008
                                                      ----------     ----------

Unrealized holding gain (loss) on securities
  available for sale                                  $      449     $       (6)

     Tax effect                                              158             (2)
                                                      ----------     ----------
     Net of tax amount                                $      291     $       (4)
                                                      ==========     ==========


Note 5- Earnings (Loss) Per Common Share

Earnings  (loss) per common  share are  calculated  by  dividing  the net income
(loss) by the weighted-average number of common shares outstanding during the period. The Company has not granted any restricted stock awards or stock options and, during the three months ended March 31, 2009 and 2008, had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings (loss) per common share until they are released. The average common shares outstanding were 1,722,900 for the three months ended March 31, 2009 and 1,718,526 for the three months ended March 31, 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout the Management's Discussion and Analysis ("MD&A"), the term "the Company" refers to the consolidated entity of FSB Community Bankshares, Inc., Fairport Savings Bank, and Oakleaf Services Corporation, a wholly owned subsidiary of Fairport Savings Bank. At March 31, 2009, FSB Community Bankshares, MHC the Company's mutual holding company parent, held 946,050 shares, or 53.0%, of the Company's common stock, engaged in no significant activities, and was not included in the MD&A.

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

Critical Accounting Policies

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements ("the Consolidated Financial Statements") included in the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 31, 2009. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and the evaluation of investment securities for other that temporary impairment to be the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available.

     Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred in the loan portfolio. The allowance for loan losses is recorded through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the un-collectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is generally established when the collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. We consider a variety of factors in establishing this estimate including, but not limited to: current economic conditions, delinquency statistics, geographic concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews, and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on changes in economic and real estate market conditions.

Actual loan losses may be significantly more than the allowance we have established which could have a material negative effect on our financial results.

     Other than temporary impairment. Declines in fair value of securities held to maturity and available for sale below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

     Total Assets. Total assets increased by $3.3 million, or 1.6%, to $199.4 million at March 31, 2009 from $196.1 million at December 31, 2008. The increase in total assets primarily reflects increases in securities classified as available for sale and cash and cash equivalents, partially offset by decreases in net loans receivable.

Cash and cash equivalents increased by $3.4 million, or 108.1% to $6.6 million at March 31, 2009 from $3.2 million at December 31, 2008.

Total securities increased by $7.0 million, or 13.7%, to $58.2 million at March 31, 2009 from $51.2 million at December 31, 2008. The securities classified as available for sale increased $7.2 million to $51.1 million at March 31, 2009 from $43.9 million at December 31, 2008. The increase was attributable to the purchase of $15.0 million of United States government agency securities, purchases of $1.4 million of mortgage-backed securities, and a $449,000 increase in the fair value of securities available for sale,

Comparison of Financial Condition at March 31, 2009 and December 31, 2008 (Continued)

partially offset by maturities of $8.8 million of United States Government agency securities classified as available for sale, and $851,000 in principal payments received. Securities classified as held to maturity decreased $189,000 to $7.1 million at March 31, 2009 from $7.3 million at December 31, 2008 as a result of $189,000 in principal payments received from mortgage-backed securities. All securities purchased in 2009 have been classified as securities available for sale. Management made the decision to classify all newly purchased securities as available for sale providing a portfolio of marketable securities for liquidity as an alternative to borrowings.

Investment in FHLB of New York stock decreased by $322,000 through redemption, or 13.9% to $2.0 million at March 31, 2009, from $2.3 million at December 31, 2008. The FHLB of New York requires members to purchase and redeem stock based on the level of borrowings.

Net loans receivable decreased by $7.1 million, or 5.2%, to $128.6 million at March 31, 2009 from $135.7 million at December 31, 2008. The decrease in loans receivable was primarily the result of sales of fixed rate residential mortgages totaling $4.8 million in the first quarter of 2009. Total loans sold and serviced as of March 31, 2009 totaled $9.3 million compared to $5.4 million as of December 31, 2008. Management made the decision to sell long term, fixed rate loans in this historically low interest rate environment. The Bank sold these loans at gains which are recorded in other income, and will realize servicing income on these loans as long as these loans are outstanding. Management believes that selling these loans was a prudent interest rate decision in order to position the consolidated balance sheet for higher interest rates in the future. The Company continues to execute its business plan of making high quality loans to existing customers and new customers in our market area with $5.9 million of residential mortgage loan originations in the first quarter of 2009. Loans are not originated with the intention of being sold. We may experience further declines in our total residential mortgages loan portfolio with additional mortgage loan sales based on the current economic conditions and our desired interest rate sensitivity position. As the interest rate market changes throughout the remainder of 2009, we intend to continue to sell a portion of our fixed-rate residential mortgage loans on a servicing retained basis, recording gain on sales and additional loan servicing income.

The Company has never been involved with, and has no direct exposure to, sub-prime lending activities. Credit quality continues to be the highest priority when underwriting loans. Subjective judgments about a borrower's ability to repay and the value of any underlying collateral are made prior to approving a loan. We believe our stringent underwriting standards have directly resulted in our low level of non-accruing loans.

     Deposits and Borrowings. Total deposits increased by $10.9 million, or 8.5%, to $138.4 million at March 31, 2009 from $127.5 million at December 31, 2008. Certificates of deposit, including IRAs, increased by $6.3 million. Transaction accounts, including checking, NOW, money market and savings accounts, increased by $4.6 million. The net deposit growth was attributable to the Irondequoit branch growth of $4.7 million, Penfield branch growth of $5.1 million and Fairport branch growth of $1.1 million. We continue to promote core customer relationship banking, with bonus rates and incentive offerings.

Combined short and long term borrowings decreased by $7.2 million, or 15.7%, to $38.3 million at March 31, 2009 from $45.5 million on December 31, 2008. The decrease in borrowings included $3.9 million in short term borrowings and $3.3 million in long term borrowings. We were able to pay off these borrowings in the first quarter of 2009 through deposit growth within the same time period.

     Stockholders' Equity. Total stockholders' equity increased by $348,000 or 1.7%, to $20.4 million at March 31, 2009 from $20.0 million at December 31, 2008. The increase resulted principally from net income of $51,000 for the three months ended March 31, 2009, and a $291,000 increase in accumulated other comprehensive income.

     Non-Performing Assets. At March 31, 2009, the Company had $133,000 in loans classified as non-performing assets compared to $146,000 in loans classified as non-performing at December 31, 2008.

At March 31, 2009, there were no loans or other assets that are not disclosed or disclosed as classified or special mention, where known information about possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans in the future.

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


                                                                 For the Three Months Ended March 31,
                                       ----------------------------------------------------------------------------------------
                                                          2009                                         2008
                                       -------------------------------------------  -------------------------------------------
                                                         Interest                                     Interest
                                          Average        Income/         Yield/        Average        Income/         Yield/
                                          Balance        Expense         Cost          Balance        Expense         Cost
                                       -------------  -------------  -------------  -------------  -------------  -------------
                                                                        (Dollars in thousands)
Interest-earning assets:
Loans.............................     $     133,281  $       1,907           5.72%  $     122,96  $       1,817           5.91%
Securities........................            24,528            267           4.35         26,466            313           4.73
Mortgage-backed securities........            28,905            326           4.51         17,668            202           4.57
Other.............................             2,232              1           0.18          8,915             74           3.32
                                       -------------  -------------                 -------------  -------------
  Total interest-earning assets...           188,946          2,501           5.29        176,011          2,406           5.47
                                                      -------------  -------------                 -------------  -------------
Non-interest-earning assets.......             6,407                                        4,987
                                       -------------                                -------------
   Total assets...................     $     195,353                                $     180,998
                                       =============                                =============

Interest-bearing liabilities:
NOW accounts......................     $       7,517  $          15           0.80% $       5,669  $          12           0.85
Passbook savings..................            13,467             26           0.77         13,461             38           1.13
Money market savings..............            17,363             94           2.17         10,851             67           2.47
Individual retirement accounts....            16,989            166           3.91         16,122            181           4.49
Certificates of deposit...........            73,059            578           3.16         74,082            844           4.56
Borrowings........................            40,782            425           4.17         35,363            378           4.28
                                       -------------  -------------                 -------------  -------------
  Total interest-bearing
     liabilities..................           169,177          1,304           3.08        155,548          1,520           3.91
                                       -------------  -------------  -------------  -------------  -------------  -------------

Non-interest-bearing liabilities:
Demand deposits...................             3,422                                        3,083
Other.............................             2,531                                        2,255
                                       -------------                                -------------
  Total liabilities...............           175,130                                      160,886
Stockholders' equity..............            20,223                                       20,112
                                       -------------                                -------------
  Total liabilities and
     stockholders' equity.........     $     195,353                                $     180,998
                                       =============                                =============
Net interest income...............                    $       1,197                                $         886
                                                      =============                                =============
Interest rate spread (1)..........                                            2.21%                                        1.56%
                                                                     =============                                =============
Net interest-earning assets (2)...     $      19,769                                $      20,463
                                       =============                                =============
Net interest margin (3)...........                                            2.53%                                        2.01%
                                                                     =============                                =============
Average interest-earning assets
  to average interest-bearing
  liabilities.....................               112%                                         113%
                                       =============                                =============
------------------------
(1)  Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)  Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)  Net interest margin represents net interest income divided by total interest-earning assets.


Comparison of Operating Results for the Three Months Ended March 31, 2009 and March 31, 2008

     General. We had net income of $51,000 for the three months ended March 31, 2009 compared to a net loss of $106,000 for the three months ended March 31, 2008. The increase of $157,000 in net income (loss) for the first quarter of 2009 compared to the first quarter of 2008 resulted primarily from an increase in net interest income of $311,000, an increase in other income of $40,000, partially offset by an increase in provision for loan losses of $6,000, an increase in other expenses of $102,000, and an increase in income taxes of $86,000. The increase in net interest income was the result of an increase in higher yielding interest earning assets and the Company's ability to reduce the deposit costs in a low interest rate environment, all of which positively impacted the net interest margin, increasing the margin to 2.53% in the first quarter of 2009 compared to a 2.01% net interest margin in the first quarter of 2008. The Federal Reserve Bank has lowered its target Federal Funds Rate from 2.25% at March 31, 2008 to 0.25% at March 31, 2009. Decreased short term interest rates have lowered our costs on deposits and borrowings at a faster rate than our loans and investments, providing positive results in our net interest margin and profitability year over year. The decrease in both prime rate and treasury rates will continue to have a downward effect on yields in both interest-earning assets and interest bearing liabilities in the second quarter of 2009.

     Interest and Dividend Income. Interest and dividend income increased by $95,000 or 3.9%, to $2.5 million for the three months ended March 31, 2009 from $2.4 million for the three months ended March 31, 2008. The increase in interest and dividend income resulted from a $90,000 or 5.0%, increase in interest income from loans, a $124,000 or 61.4% increase in interest income from mortgage-backed securities, offset by a $46,000 or 14.7%, decrease in interest income from securities, and a $73,000 or 98.6% decrease in other interest income, primarily interest earning demand accounts. Average interest-earning assets increased by $12.9 million, or 7.3%, to $188.9 million for the three months ended March 31, 2009 from $176.0 million for the three months ended March 31, 2008. The yield on interest-earning assets decreased by 18 basis points to 5.29% for the three months ended March 31, 2009 compared to 5.47% for the three months ended March 31, 2008, reflecting the effect of the 200 basis point drop in interest rates by the Federal Reserve since March 31, 2008.

     Interest Expense. Interest expense decreased $216,000 or 14.2%, to $1.3 million for the three months ended March 31, 2009 from $1.5 million for the three months ended March 31, 2008. The decrease in interest expense resulted from an increase in the average balances in interest-bearing liabilities which was mitigated by the lower rates paid on these liabilities. The average balance of interest-bearing liabilities increased $13.7 million, or 8.8%, to $169.2 million for the three months ended March 31, 2009 compared to $155.5 million for the three months ended March 31, 2008. The average cost of interest-bearing liabilities decreased by 83 basis points to 3.08% for the three months ended March 31, 2009 from 3.91% for the three months ended March 31, 2008. The average cost of deposit accounts decreased by 106 basis points to 2.74% for the three months ended March 31, 2009 compared to 3.80% for the three months ended March 31, 2008. The average cost of borrowings decreased by 11 basis points to 4.17% for the three months ended March 31, 2009 compared to 4.28% for the three months ended March 31, 2008. The decrease in interest expense reflects a lower cost of funds on deposits and borrowings in a lower interest rate environment.

At March 31, 2009, we had $16.5 million of certificates of deposit, including IRAs that will mature during the second quarter of 2009 with a weighted average cost of 2.87%. Based on current market rates, if these funds remain with Fairport Savings Bank with similar maturities, the rates paid on these deposits will decrease.

     Net Interest Income. Net interest income increased $311,000 or 35.1%, to $1.2 million for the three months ended March 31, 2009 from $886,000 for the three months ended March 31, 2008. The increase in net interest income was due primarily to an increase in higher yielding interest earning assets and decreasing deposit and borrowing costs at a faster rate than loan and investment securities. The Company's net interest margin increased 52 basis points to 2.53% for the three months ended March 31,

2009 from 2.01% for the three months ended March 31, 2008. The increase in net interest margin was also attributable to the effect of a decrease of 200 basis points in short term rates by the Federal Reserve from March 31, 2008 to March 31, 2009.

     Provision for Loan Losses. Based on management's evaluation of the factors that determine the level of the allowance for loan losses, we recorded $6,000 in provision for loan losses for the three month period ended March 31, 2009 compared to no provision for loan losses for the three months ended March 31, 2008. The allowance for loan losses as of March 31, 2009 was $350,000 or 0.27% of total loans, compared to $321,000 or 0.26% of total loans as of March 31, 2008. We ended the quarter with $133,000 in non-accrual loans as of March 31, 2009 compared to no non-accrual loans as of March 31, 2008. We had no foreclosed real estate at the end of the first quarter of 2009 or 2008.

     Other Income. Total other income increased $40,000 or 42.6%, to $134,000 for the three months ended March 31, 2009 compared to $94,000 for the three months ended March 31, 2008. In the three months ended March 31, 2009, there was an increase of $33,000 in other income primarily due to mortgage fees and gain on sale of mortgage loans to Freddie Mac. There was also an $11,000 increase in service fee income in checking account service charge fees associated with the courtesy overdraft protection at point of sale and ATM's, partially offset by a decrease of $4,000 in commissions from Oakleaf Services insurance/annuity and security sales.

     Other Expense. Other expense increased $102,000, or 8.9%, to $1.2 million for the three months ended March 31, 2009 compared to $1.1 million for the three months ended March 31, 2008. The increase was primarily the result of an increase of $56,000 in salaries and benefits expense mainly due to annual raises effective January 1 of each year, and $34,000 in other expenses primarily due to an increase of $19,000 in our FDIC insurance premiums and $11,000 in additional costs associated with operating as a public company. The FDIC insurance expenses increased partly due to the FDIC finalizing a rule in December 2008 that raised the current assessment rate by 7 basis points for the first quarter of 2009 assessment. The increase in deposit insurance expense during the first quarter of 2009 compared to the first quarter of 2008 was also partly related to the Company's utilization of available credits to offset assessments during the first quarter of 2008. These actions will continue to increase the Company's non-interest expenses for the remainder of 2009 and in future years as long as the increased premiums are in place.

     Income Tax Expense/Benefit. We had pre-tax income of $79,000 for the three months ended March 31, 2009 versus a pre-tax loss of $164,000 for the three months ended March 31, 2008, which resulted in a $28,000 tax expense for the three months ended March 31, 2009, versus a $58,000 tax benefit for the three months ended March 31, 2008, a change of $86,000. The effective tax rate was 35.4% for the three months ended March 31, 2009 compared to (35.4)% for the three months ended March 31, 2008.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of New York, maturities and principal repayments of securities, and recently, but to a lesser extent, loan sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our asset/liability management committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 10.0% or greater. For the quarter ended March 31, 2009, our liquidity ratio averaged 18.4%. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2009.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2009, cash and cash equivalents totaled $6.6 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2009, we had $4.5 million in loan commitments outstanding. In addition to commitments to originate loans, we had $7.5 million in unused lines of credit to borrowers. Certificates of deposit, including individual retirement accounts comprised solely of certificates of deposits, due within one year of March 31, 2009 totaled $59.8 million, or 63.9% of our certificates of deposit and 43.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds including loan sales, other deposit products, including certificates of deposit, and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2010. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is and will continue to be originating loans. During the three months ended March 31, 2009, we originated $5.9 million of loans.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank borrowings. We experienced a net increase in total deposits of $10.9 million for the quarter ended March 31, 2009. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provides an additional source of funds. Federal Home Loan Bank borrowings decreased by $7.2 million to $38.3 million for the three months ended March 31, 2009, compared to a net increase of $17.3 million to $42.9 million for the three months ended March 31, 2008. Federal Home Loan Bank borrowings have primarily been used to fund loan demand and expanding the investment portfolio. At March 31, 2009, we had the ability to borrow approximately $100.5 million from the Federal Home Loan Bank of New York, of which $38.3 million had been advanced.

Fairport Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2009, Fairport Savings Bank exceeded all regulatory capital requirements, and was considered "well capitalized" under regulatory guidelines.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company is a party to credit-related financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit. We follow the same credit policies in making commitments as we do for on-balance sheet instruments.

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

At March 31, 2009 and 2008, we had $4.5 million and $4.6 million, respectively, of commitments to grant loans, and $7.5 million and $7.6 million, respectively, of unfunded commitments under lines of credit.


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

     10.3 Form of Employee Stock Ownership Plan*

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          -------------------------
     * Filed as exhibits to the Company's Registration Statement on Form SB-2, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-141380) on March 16, 2007.
     ** Filed as an exhibit to the Company's Current Report on form 8-K filed with the Securities and Exchange Commission on April 7, 2009.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FSB COMMUNITY BANKSHARES, INC.


Date:  May 13, 2009                        /s/ Dana C. Gavenda
                                           -------------------------------------
                                           Dana C. Gavenda
                                           President and Chief Executive Officer



Date:  May 13, 2009                        /s/ Kevin D. Maroney
                                           -------------------------------------
                                           Kevin D. Maroney
                                           Executive Vice President and
                                           Chief Financial Officer