Form 10-Q
period 2009-06-30
FSB Community Bankshares Inc
filed 2009-08-14
CIK 1389797

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2009
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to ______________________

                          Commission File No. 001-52751

                         FSB Community Bankshares, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                  United States                                74-3164710
        -------------------------------                 -----------------------
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                  Identification Number)

       45 South Main Street, Fairport, New York                     14450
       ----------------------------------------                    ------
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
YES   X      NO      .
    -----       ----

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES          NO        .
    -----       ----

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES         NO   X
    -----      ----

As of August 14, 2009 there were 1,785,000 shares of the Registrant's common stock, par value $0.10 per share, outstanding, 946,050 of which were held by FSB Community Bankshares, MHC, the Registrant's mutual holding company.

                         FSB Community Bankshares, Inc.
                                    FORM 10-Q

                                      Index
                                      -----

                                                                                                   Page
                                                                                                    ----
                          Part I. Financial Information

Item 1.           Consolidated Financial Statements (unaudited)

                  Consolidated Balance Sheets as of June 30, 2009
                  and December 31, 2008                                                               1

                  Consolidated Statements of Operations for the Three Months Ended
                  June 30, 2009 and 2008                                                              2

                  Consolidated Statements of Operations for the Six Months Ended
                  June 30, 2009 and 2008                                                              3

                  Consolidated Statements of Stockholders' Equity for the Six Months Ended
                  June 30, 2009 and 2008                                                              4

                  Consolidated Statements of Cash Flows for the Six Months Ended
                  June 30, 2009 and 2008                                                              5

                  Notes to Consolidated Financial Statements                                          7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                          16

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                         27

Item 4T.          Controls and Procedures                                                            27

                           Part II. Other Information

Item 1.           Legal Proceedings                                                                  28

Item 1A.          Risk Factors                                                                       28

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                        29

Item 3.           Defaults upon Senior Securities                                                    29

Item 4.           Submission of Matters to a Vote of Security Holders                                29

Item 5.           Other Information                                                                  29

Item 6.           Exhibits                                                                           30

                  Signature Page                                                                     31


                          Part I. Financial Information

Item 1.  Consolidated Financial Statements

                         FSB COMMUNITY BANKSHARES, INC.

                           Consolidated Balance Sheets
                 June 30, 2009 and December 31, 2008 (unaudited)
                  (Dollars in thousands, except per share data)

                                                                                     June 30,            December 31,
                                 Assets                                               2009                   2008
                                                                                ------------------    -----------------

Cash and due from banks                                                         $         5,194       $         2,154
Interest-earning demand deposits                                                          1,085                 1,019
                                                                                ------------------    -----------------
     Cash and Cash Equivalents                                                            6,279                 3,173

Securities available for sale                                                            63,154                43,925
Securities held to maturity (fair value 2009 -$6,915, 2008- $7,091)                       6,880                 7,289
Investment in FHLB stock                                                                  2,028                 2,312
Loans receivable, net of allowance for loan losses of: 2009 - $357,
     2008 - $345                                                                        120,229                135,713
Accrued interest receivable                                                                 969                  1,032
Premises and equipment, net                                                               2,364                  2,308
Other assets                                                                                831                    383
                                                                                ------------------    ------------------
                          Total Assets                                          $       202,734       $        196,135
                                                                                ==================    ==================
                       Liabilities & Stockholders' Equity

Deposits:
     Non-interest-bearing                                                       $         3,658       $          3,487
     Interest-bearing                                                                   138,370                124,035
                                                                                ------------------    ------------------
                Total Deposits                                                          142,028                127,522

Short-term borrowings                                                                    -                       3,850
Long-term borrowings                                                                     37,748                 41,631
Advances from borrowers for taxes and insurance                                           2,365                  2,152
Other liabilities                                                                           627                    939
                                                                                ------------------    ------------------
                Total Liabilities                                                       182,768                176,094
                                                                                ------------------    ------------------
                              Stockholders' Equity

Preferred Stock- no par- 1,000,000 shares authorized;                                        --                     --
  no shares issued and outstanding
Common Stock- $0.10 par value - 10,000,000 shares authorized;
  1,785,000 shares issued and outstanding                                                   179                    179
Additional paid-in-capital                                                                7,278                  7,286
Retained earnings                                                                        13,327                 13,249
Accumulated other comprehensive loss                                                       (206)                   (43)
Unearned ESOP shares - at cost                                                             (612)                  (630)
                                                                                ------------------    ------------------
                Total Stockholders' Equity                                               19,966                 20,041
                                                                                ------------------    ------------------
                Total Liabilities and Stockholders' Equity                      $       202,734       $        196,135
                                                                                ==================    ==================

See accompanying notes to consolidated financial statements

                         FSB COMMUNITY BANKSHARES, INC.

                      Consolidated Statements of Operations
              Three Months Ended June 30, 2009 and 2008 (unaudited)
                  (Dollars in thousands, except per share data)


                                                                                     2009                   2008
                                                                                ------------------    ------------------
Interest and Dividend Income
    Loans                                                                       $         1,757       $          1,847
    Securities - taxable                                                                    301                    370
    Mortgage-backed securities                                                              299                    302
    Other                                                                                     2                     16
                                                                                ------------------    ------------------
                Total Interest and Dividend Income                                        2,359                  2,535
                                                                                ------------------    ------------------

Interest expense
    Deposits                                                                                863                  1,065
    Borrowings                                                                              406                    431
                                                                                ------------------    ------------------
                Total Interest Expense                                                    1,269                  1,496
                                                                                ------------------    ------------------
                Net Interest Income                                                       1,090                  1,039
Provision for Loan Losses                                                                     8                      6
                                                                                ------------------    ------------------
                Net Interest Income After Provision
                   for Loan Losses                                                        1,082                  1,033
                                                                                ------------------    ------------------
Other Income
    Service fees                                                                             66                     53
    Fee income                                                                               17                     39
    Gain on sale of securities available for sale                                            92                      -
    Other                                                                                    74                     39
                                                                                ------------------    ------------------
                Total Other Income                                                          249                    131
                                                                                ------------------    ------------------
Other Expenses
     Salaries and employee benefits                                                         556                    547
     Occupancy expense                                                                      124                    114
     Data processing costs                                                                   24                     25
     Advertising                                                                             52                     88
     Equipment expense                                                                       87                     80
     Electronic banking                                                                      19                     17
     Directors' fees                                                                         29                     31
     Mortgage fees and taxes                                                                 72                     66
     Other expense                                                                          328                    182
                                                                                ------------------    ------------------
                Total Other Expenses                                                      1,291                  1,150
                                                                                ------------------    ------------------
                Income Before Income Taxes                                                   40                     14

                Provision  for Income Taxes                                                  13                      4
                                                                                ------------------    ------------------
                Net Income                                                      $            27       $             10
                                                                                ==================    ==================
                Earnings per common share                                       $          0.02       $           0.01
                                                                                ==================    ==================

See accompanying notes to consolidated financial statements

                         FSB COMMUNITY BANKSHARES, INC.

                      Consolidated Statements of Operations
               Six Months Ended June 30, 2009 and 2008 (unaudited)
                  (Dollars in thousands, except per share data)


                                                                                     2009                   2008
                                                                                ------------------    ------------------
Interest and Dividend Income
    Loans                                                                       $         3,664       $          3,664
    Securities - taxable                                                                    568                    683
    Mortgage-backed securities                                                              625                    504
    Other                                                                                     3                     90
                                                                                ------------------    ------------------
                Total Interest and Dividend Income                                        4,860                  4,941
                                                                                ------------------    ------------------

Interest expense
    Deposits                                                                              1,742                  2,207
    Borrowings:
                Short-term                                                                    1                      -
                Long-term                                                                   830                    809
                                                                                ------------------    ------------------
                Total Interest Expense                                                    2,573                  3,016
                                                                                ------------------    ------------------
                Net Interest Income                                                       2,287                  1,925
Provision for Loan Losses                                                                    14                      6
                                                                                ------------------    ------------------
                Net Interest Income After Provision
                   for Loan Losses                                                        2,273                  1,919
                                                                                ------------------    ------------------
Other Income
    Service fees                                                                            115                     91
    Fee income                                                                               28                     54
    Gain on sale of securities available for sale                                            92                      -
    Other                                                                                   148                     80
                                                                                ------------------    ------------------
                Total Other Income                                                          383                    225
                                                                                ------------------    ------------------
Other Expenses
     Salaries and employee benefits                                                       1,249                  1,184
     Occupancy expense                                                                      249                    228
     Data processing costs                                                                   47                     41
     Advertising                                                                             84                    149
     Equipment expense                                                                      177                    165
     Electronic banking                                                                      39                     35
     Directors' fees                                                                         57                     57
     Mortgage fees and taxes                                                                116                     96
     Other expense                                                                          519                    339
                                                                                ------------------    ------------------
                Total Other Expenses                                                      2,537                  2,294
                                                                                ------------------    ------------------
                Income (Loss) Before Income Taxes                                           119                   (150)

                Provision (Benefit) for Income Taxes                                         41                    (54)
                                                                                ------------------    ------------------
                Net Income  (Loss)                                              $            78       $            (96)
                                                                                ==================    ==================
                Earnings (Loss) per common share                                $          0.05       $          (0.06)
                                                                                ==================    ==================

See accompanying notes to consolidated financial statements

                         FSB COMMUNITY BANKSHARES, INC.

                 Consolidated Statements of Stockholders' Equity
               Six Months Ended June 30, 2009 and 2008 (unaudited)
                             (Dollars in thousands)


                                                                                     Accumulated
                                                       Additional                       Other           Unearned
                                           Common       Paid in        Retained      Comprehensive        ESOP
                                            Stock       Capital        Earnings      Income (Loss)       Shares        Total
                                          ---------   ------------   -----------  ------------------  ------------  ------------
Balance - January 1, 2008                  $    179    $   7,293      $  13,224      $       118      $    (665)     $  20,149
                                                                                                                    ------------
 Comprehensive loss:
    Net loss                                      -            -            (96)               -              -            (96)
    Change in net unrealized gain
      (loss) on securities
      available for sale, net of
      taxes                                       -            -              -             (212)             -           (212)
                                                                                                                    ------------
    Total Comprehensive Loss                                                                                              (308)
 ESOP shares committed to be
      released
 Balance - June 30, 2008                          -           (4)             -                -             18             14
                                          ---------   ------------   -----------  ------------------  ------------  ------------
                                           $    179    $   7,289      $  13,128      $       (94)     $    (647)     $  19,855
                                          =========   ============   ===========  ==================  ============  ============
 Balance - January 1, 2009                 $    179    $   7,286      $  13,249      $       (43)     $    (630)     $  20,041

  Comprehensive loss:
    Net income                                    -            -             78                -              -             78
    Change in net unrealized
      loss on securities
      available for sale, net of
      reclassification adjustment
      and taxes                                   -            -              -             (163)             -           (163)
                                                                                                                     -----------
    Total Comprehensive Loss                                                                                               (85)

ESOP shares committed to be
    released                                      -           (8)             -                -             18             10
                                          ---------   ------------   -----------  ------------------  ------------  ------------
Balance - June 30, 2009                    $    179    $   7,278      $  13,327      $      (206)     $    (612)     $  19,966
                                          =========   ============   ===========  ==================  ============  ============

See accompanying notes to consolidated financial statements

                         FSB COMMUNITY BANKSHARES, INC.

                      Consolidated Statements of Cash Flows
          Six Months Ended June 30, 2009 and 2008 (unaudited) (Dollars
                                  in thousands)

                                                                                       2009                2008
                                                                                ------------------   -----------------
Cash Flows From Operating Activities
   Net Income (Loss)                                                              $         78         $       (96)
   Adjustments to reconcile net income (loss) to net cash  used by operating activities:

         Net amortization of premiums and discounts on investments                         285                 162
         Gain on sale of securities available for sale                                     (92)                  -
         Gain on sale of loans                                                             (45)                 (7)
         Amortization of net deferred loan origination fees and costs                       11                 (12)
         Depreciation and amortization                                                     135                 134
         Provision for loan losses                                                          14                   6
         Expense related  to ESOP                                                           10                  14
         Deferred income tax benefit                                                       (78)                (35)
         Decrease (increase) in accrued interest  receivable                                63                (216)
         Decrease (increase) in other assets                                              (503)                  6
         Decrease in other liabilities                                                     (92)               (107)
                                                                                ------------------   -----------------
                        Net Cash Used By Operating Activities                             (214)               (151)
                                                                                ------------------   -----------------
Cash Flows From Investing Activities
   Purchase of securities held to maturity                                                   -              (3,001)
   Proceeds from maturities and calls of securities held to maturity                         -              18,988
   Proceeds from principal paydowns of securities held to maturity                         406               1,149
   Purchase of securities available for sale                                           (57,644)            (49,948)
   Proceeds from maturities and calls of securities available for sale                  30,485               5,500
   Proceeds from principal paydowns of securities available for sale                     2,135               1,462
   Proceeds from sales of securities available for sale                                  5,355                   -
   Net (increase) decrease in loans                                                      4,403              (9,154)
   Proceeds from sales of loans                                                         11,101               1,627
   Redemption (purchase) of Federal Home Loan Bank stock                                   284                (888)
   Purchase of premises and equipment                                                     (191)                (23)
                                                                                ------------------   -----------------
                        Net Cash Used By Investing Activities                           (3,666)            (34,288)
                                                                                ------------------   -----------------
Cash Flows From Financing Activities
   Net increase in deposits                                                             14,506              10,005
   Net decrease in short-term borrowings                                                (3,850)                  -
   Proceeds from long-term  borrowings                                                       -              21,500
   Repayments on long-term borrowings                                                   (3,883)             (2,023)
   Net increase in advances from borrowed
      for taxes and insurance                                                              213                 580
                                                                                ------------------   -----------------
                        Net Cash Provided By Financing Activities                        6,986              30,062
                                                                                ------------------   -----------------
                        Net Increase (Decrease) in Cash
                                and Cash Equivalents                                     3,106              (4,377)

Cash and Cash Equivalents- Beginning                                                     3,173               9,444
                                                                                ------------------   -----------------
Cash and Cash Equivalents- Ending                                                 $      6,279        $      5,067
                                                                                ==================   =================

                         FSB COMMUNITY BANKSHARES, INC.


                                                                                      2009                2008
                                                                                ------------------   -----------------
Supplementary Cash Flows Information

      Interest paid                                                               $      2,587        $      3,089
                                                                                ==================   =================
      Income taxes paid                                                           $        115        $          -
                                                                                ==================   =================

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

Note 1-Basis of Presentation

The accompanying unaudited consolidated financial statements of FSB Community Bankshares, Inc. and its wholly owned subsidiary (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the applicable instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

The unaudited consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2008, included in the Annual Report filed on Form 10-K with the Securities and Exchange Commission ("SEC") on March 31, 2009.

Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated financial statements at June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008 include the accounts of the Company, Fairport Savings Bank (the "Bank") and the Bank's wholly-owned subsidiary, Oakleaf Services Corporation ("Oakleaf"). All inter-company balances and transactions have been eliminated in consolidation. Certain amounts from prior periods may have been reclassified, when necessary, to conform to current period presentation.

The Company has evaluated subsequent events through August 14, 2009 which is the date the consolidated financial statements were issued.


Note 2-Fair Value Accounting and Measurement

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

     For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows at June 30, 2009 and at December 31, 2008:

            (Dollars in Thousands)                   Total           Level 1           Level 2           Level 3
                                                     -----           -------           -------           -------
                June 30, 2009
        Securities available for sale               $ 63,154         $     5           $ 63,149           $    -
                                                    ========         =======           ========           ======
              December 31, 2008
        Securities available for sale               $ 43,925         $     6           $ 43,919           $    -
                                                    ========         =======           ========           ======

     SFAS No. 107, Disclosure about Fair Value of Financial Instruments ("SFAS 107"), requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the defined fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments at June 30, 2009 and December 31, 2008:

Cash, Due from Banks, and Interest-Bearing Demand Deposits

     The carrying amounts of these assets approximate their fair values.

Investment Securities

     The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level
     1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management's best estimate is used. Management's best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) are used to support fair values of certain Level 3 investments. The Company had no Level 3 investment securities at June 30, 2009 or December 31, 2008.

Investment in FHLB Stock

     The carrying value of FHLB stock approximates its fair value based on the redemption provisions of the FHLB stock.

Loans

     The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Accrued Interest Receivable and Payable

     The carrying amount of accrued interest receivable and payable approximates fair value.

Deposits

     The fair values disclosed for demand deposits (e.g., NOW accounts, non-interest checking, regular savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate certificates of deposit approximate their fair values at the reporting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Borrowings

     The fair values of FHLB long-term borrowings are estimated using discounted cash flow analyses, based on the quoted rates for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. The carrying amount of short-term borrowings approximate their fair value.

Off-Balance Sheet Instruments

     The fair values for off-balance sheet financial instruments (lending commitments and lines of credit) are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms and present credit worthiness of the counterparties.

The carrying amounts and estimated fair values of the Company's financial instruments at June 30, 2009 and December 31, 2008 are as follows:


                                                             June 30, 2009                       December 31, 2008
                                                   -----------------------------------   -----------------------------------
                                                      Carrying             Fair             Carrying              Fair
                                                       Amount              Value             Amount               Value
                                                   -----------------  ----------------   ----------------  ------------------
                                                                                (In Thousands)
Financial assets:
     Cash and due from banks                         $   5,194          $   5,194          $   2,154           $   2,154
     Interest bearing demand deposits                    1,085              1,085              1,019               1,019
     Securities available for sale                      63,154             63,154             43,925              43,925
     Securities held to maturity                         6,880              6,915              7,289               7,091
     FHLB stock                                          2,028              2,028              2,312               2,312
     Loans, net                                        120,229            122,100            135,713             136,610
     Accrued interest receivable                           969                969              1,032               1,032

Financial liabilities:
     Deposits                                          142,028            143,747            127,522             129,245
     Short-term borrowings                                   -                  -              3,850               3,850
     Long-term borrowings                               37,748             37,851             41,631              41,899
     Accrued interest payable                              139                139                153                 153

Off-balance sheet instruments:
     Commitments to extend credit                            -                  -                  -                   -



Note 3 - Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses at June 30, 2009 and December 31, 2008 are as follows:

                                                                           Gross              Gross
                                                     Amortized           Unrealized         Unrealized            Fair
                                                        Cost               Gains              Losses              Value
                                                  ---------------    ----------------   ----------------    ---------------
                                                                                (In Thousands)
June 30 2009:
     Available for Sale:
         Equity securities                            $          9       $         -          $       (4)       $          5
             U.S. Government obligations                    42,510                38                (593)             41,955
             Mortgage-backed securities -
         residential                                        20,952               244                  (2)             21,194
                                                   ---------------    ----------------   ----------------    ---------------
                                                      $     63,471       $       282          $    (599)        $    63,154
                                                   ===============    ================   ================    ===============
     Held to Maturity:
         Mortgage-backed securities -
         residential                                  $      6,880       $         49         $      (14)       $      6,915
                                                   ===============    ================   ================    ===============
December 31, 2008:
     Available for Sale:
         Equity securities                            $          9       $         -          $       (3)       $          6
             U.S. Government obligations                    22,196                82                 (49)             22,229
             Mortgage-backed securities -
         residential                                        21,785                38                (133)             21,690
                                                   ---------------    ----------------   ----------------    ---------------
                                                      $     43,990       $        120         $     (185)       $     43,925
                                                   ===============    ================   ================    ===============
     Held to Maturity:
         Mortgage-backed securities -
         residential                                  $      7,289       $         -          $     (198)       $      7,091
                                                   ===============    ================   ================    ===============

Mortgage-backed securities consist of securities issued by FNMA, FHLMC, GNMA, and FFCB collateralized by residential mortgages.

The amortized cost and estimated fair value by contractual maturity of debt securities at June 30, 2009 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                    Available for Sale                     Held to Maturity
                                            -----------------------------------   ---------------------------------
                                             Amortized          Estimated            Amortized          Estimated
                                               Cost            Fair Value              Cost            Fair Value
                                            --------------   ------------------   ---------------   ---------------
                                                    (In Thousands)                         (In Thousands)

Due in one year or less                       $           -     $            -     $            -     $          -
Due after one year through five years                 2,505              2,505                  -                -
Due after five years through ten years               12,559             12,470                  -                -
Due after ten years                                  27,446             26,980                  -                -
Mortgage-backed securities -
residential                                          20,952             21,194              6,880            6,915
                                            ---------------    ----------------   ----------------    ---------------
                                              $      63,462     $       63,149      $       6,880     $      6,915
                                            ===============   =================   ================    ===============

There was a $92,000 gain on sale of available for sale securities in the first six months of 2009. There were no gross realized gains or losses recognized on sales of securities available for sale for the six months ended June 30, 2008.

No securities were pledged to secure public deposits or for any other purpose required or permitted by law at June 30, 2009 and December 31, 2008.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008:

                                    Less than 12 Months              12 Months or More                    Total
                                -----------------------------  -----------------------------  ------------------------------
                                                   Gross                           Gross                          Gross
                                   Fair         Unrealized         Fair         Unrealized         Fair        Unrealized
                                   Value          Losses           Value          Losses           Value         Losses
                                ----------   ----------------  -------------   -------------  -------------  ---------------
                                                                      (In Thousands)

June 30, 2009:
Equity securities               $          9      $        4        $      -         $     -     $         9       $      4
     U.S. Government
         obligations                  23,958             593               -               -          23,958            593
     mortgaged-backed
         securities -
         residential                   4,143               4           1,110              12           5,253             16
                               --------------  --------------  --------------  --------------  -------------- --------------
                                $     28,110      $      601        $  1,110         $    12     $    29,220       $    613
                               ==============  ==============  ==============  ==============  ============== ==============

December 31, 2008:
Equity securities               $          6      $        3        $      -         $     -     $         6       $     3
     U.S. Government
         obligations                   3,354              49               -               -           3,354             49
     mortgaged-backed
         securities -
         residential                  22,556             268           1,335              63          23,891            331
                               --------------  --------------  --------------  --------------  -------------- --------------
                                $     25,916      $      320        $  1,335         $    63     $    27,251       $    383
                               ==============  ==============  ==============  ==============  ============== ==============

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issuer (and guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments,
(4) any changes to the rating of a security by a rating agency, and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

At June 30, 2009, thirty-four debt securities have been in a continuous unrealized loss position for less than twelve months. Two debt securities have been in a continuous unrealized loss position for more than twelve months. As management believes the Company does not intend to sell and will not be required to sell these securities prior to recovery or maturity, no declines are deemed to be other than temporary.

Note 4 - Federal Home Loan Bank of New York Stock

Federal Home Loan Bank of New York ("FHLB") stock represents the required investment in the common stock of a correspondent bank.

Management evaluates the FHLB stock for impairment in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Management's determination of whether this investment is impaired is based on their assessment of the ultimate recoverability of its cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as
(1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the FHLB stock as of June 30, 2009.


Note 5 - Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the stockholders' equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive loss.

The components of other comprehensive loss and related tax effects for the three and six months ended June 30, 2009 and 2008 are as follows:


                                                    For the Three Months Ended       For the Six Months Ended
                                                              June 30,                         June 30,
                                                        2009              2008            2009            2008
                                                        ----              ----            ----            ----
                                                            (In Thousands)                   (In Thousands)

Unrealized holding loss on available
  for sale securities                                $    (780)       $    (317)      $   (339)       $   (323)
Reclassification adjustment for realized
  gain included in net income                             (92)                -            (92)              -
                                                     -----------      -----------     -----------     -----------
              Net Unrealized Loss                        (688)             (317)          (247)           (323)

Tax effect                                               (234)             (109)           (84)           (111)
                                                     -----------      -----------     -----------     -----------
          Net of tax amount                          $   (454)        $    (208)      $   (163)       $   (212)
                                                     ===========      ===========     ===========     ===========

Note 6 - Earnings (Loss) Per Common Share

Earnings  (loss) per common  share are  calculated  by  dividing  the net income
(loss) by the weighted-average number of common shares outstanding during the period. The Company has not granted any restricted stock awards or stock options and, during the three and six months ended June 30, 2009 and 2008, had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings (loss) per common share until they are committed to be released. The weighted average common shares outstanding were 1,723,775 for the three months ended June 30, 2009 and 1,723,340 for the six months ended June 30, 2009 and 1,718,526 for the three and six months ended June 30, 2008.

Note 7 - Recent Accounting Pronouncements

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this FSP by the Company, effective April 1, 2009, did not have a material impact on the results of operations or consolidated financial position.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this FSP by the Company, effective April 1, 2009, did not have a material impact on amounts reported in the Company's consolidated financial statements.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this FSP by the Company, effective June 30, 2009, did not have a material impact on amounts reported in the Company's consolidated financial statements.

FASB Statement No. 166

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor's continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not determined the effect that the adoption of SFAS 166 will have on its consolidated financial position or results of operations.

FASB Statement No. 167

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December, 2003) -- an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it's variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for

Note 7 - Recent Accounting Pronouncements

fiscal years beginning after November 15, 2009. The Company has not determined the effect that the adoption of SFAS 166 will have on its consolidated financial position or results of operations.

FASB Statement No. 168

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this standard to have an impact on its consolidated financial position or results of operations.

FASB Statement No. 165

In May 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events, which establishes principles and requirements for subsequent events. In particular, this Statement defines (i) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS No. 165 did not have a material effect on the Company's consolidated financial condition, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout the Management's Discussion and Analysis ("MD&A"), the term "the Company" refers to the consolidated entity of FSB Community Bankshares, Inc., Fairport Savings Bank, and Oakleaf Services Corporation, a wholly owned subsidiary of Fairport Savings Bank. At June 30, 2009, FSB Community Bankshares, MHC the Company's mutual holding company parent, held 946,050 shares, or 53.0%, of the Company's common stock, engaged in no significant activities, and was not included in the MD&A.

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

Critical Accounting Policies

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements ("the Consolidated Financial Statements") included in the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 31, 2009. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and the evaluation of investment securities for other than temporary impairment to be the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available.

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred in the loan portfolio. The allowance for loan losses is recorded through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Other than temporary impairment. When the fair value of a held to maturity or available for sale security is less than its amortized cost basis, an assessment is made at the balance sheet date as to whether other-than-temporary impairment
(OTTI) is present.

The Company considers numerous factors when determining whether a potential OTTI exists and the period over which the debt security is expected to recover. The principal factors considered are (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issuer (and guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments,
(4) any changes to the rating of a security by a rating agency, and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

For debt securities, OTTI is considered to have occurred if (1) the Company intends to sell the security, (2) it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, or
(3) if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. In determining the present value of expected cash flows, the Company discounts the expected cash flows at the effective interest rate implicit in the security at the date of acquisition or, for debt securities that are beneficial interests in securitized financial assets, at the current rate used to accrete the beneficial interest. In estimating cash flows expected to be collected, the Company uses available information with respect to security prepayment speeds, expected deferral and default rates and severity, whether subordinated interests, if any, are capable of absorbing estimated losses and the value of any underlying collateral.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.


Comparison of Financial Condition at June 30, 2009 and December 31, 2008

     Total Assets. Total assets increased by $6.6 million, or 3.4%, to $202.7 million at June 30, 2009 from $196.1 million at December 31, 2008. The increase in total assets primarily reflects increases in securities classified as available for sale and cash and cash equivalents, partially offset by decreases in net loans receivable.

Cash and cash equivalents increased by $3.1 million, or 97.9% to $6.3 million at June 30, 2009 from $3.2 million at December 31, 2008.

Total securities increased by $18.8 million, or 36.7%, to $70.0 million at June 30, 2009 from $51.2 million at December 31, 2008. Securities classified as available for sale increased $19.2 million to $63.1 million at June 30, 2009 from $43.9 million at December 31, 2008. The $19.2 million increase was attributable to the purchase of $51.0 million of U.S. government agency securities, purchases of $6.6 million of mortgage-backed securities, partially offset by maturities of $30.4 million of U.S. government agency securities classified as available for sale, the sale of $5.3 million of mortgage-backed securities classified as available for sale, $2.1 million in principal repayments received, and a $247,000 decrease in the fair value of securities available for sale. Securities classified as held to maturity decreased $409,000

Comparison of Financial Condition at June 30, 2009 and December 31, 2008 (continued)

to $6.9 million at June 30, 2009 from $7.3 million at December 31, 2008 primarily as a result of principal repayments received from mortgage-backed securities. All securities purchased in 2009 have been classified as securities available for sale to provide a portfolio of marketable securities for liquidity as an alternative to borrowings. The Company has reviewed its investment securities portfolio at June 30, 2009, and has determined that no other-than-temporary impairment exists in the portfolio.

Investment in FHLB of New York stock decreased by $284,000, or 12.3%, to $2.0 million at June 30, 2009, from $2.3 million at December 31, 2008 due to stock redemptions. The FHLB of New York requires members to purchase and redeem stock based on the level of borrowings.

Net loans receivable decreased by $15.5 million, or 11.4%, to $120.2 million at June 30, 2009 from $135.7 million at December 31, 2008. The decrease in loans receivable was primarily the result of sales of fixed rate residential mortgages totaling $11.1 million in the first six months of 2009 and normal amortization. Total loans sold and serviced as of June 30, 2009 totaled $15.2 million compared to $5.1 million as of December 31, 2008. Management made the decision to sell long term, fixed rate loans in this historically low interest rate environment. The Bank sold these loans at gains which are recorded in other income, and will realize servicing income on these loans as long as these loans are outstanding. Management believes that selling these loans was a prudent interest rate decision in order to position the consolidated balance sheet for higher interest rates in the future. The Company continues to execute its business plan of making high quality loans to existing customers and new customers in our market area with $14.2 million of residential mortgage loan originations in the first six months of 2009. We may experience further declines in our total residential mortgages loan portfolio with additional mortgage loan sales based on the current economic conditions and our desired interest rate sensitivity position. As the interest rate market changes throughout the remainder of 2009, we intend to continue to sell a portion of our existing fixed-rate residential mortgage loans on a servicing retained basis, resulting in additional loan servicing income.

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

Deposits and Borrowings. Total deposits increased by $14.5 million, or 11.4%, to $142.0 million at June 30, 2009 from $127.5 million at December 31, 2008. Certificates of deposit, including IRAs, increased by $6.9 million. Transaction accounts, including checking, NOW, money market and savings accounts, increased by $7.6 million. The net deposit growth was attributable to the Irondequoit branch growth of $5.9 million, Penfield branch growth of $5.6 million and Fairport branch growth of $3.0 million. We continue to promote core customer relationship banking, with bonus rates and incentive offerings.

Combined short and long term borrowings decreased by $7.8 million, or 17.0%, to $37.7 million at June 30, 2009 from $45.5 million on December 31, 2008. The decrease in borrowings included $3.9 million in short term borrowings and $3.9 million in long term borrowings. We repaid these borrowings in the first half of 2009 using increased deposits.

     Stockholders' Equity. Total stockholders' equity decreased by $75,000 or 0.4%, to $20.0 million at June 30, 2009 from $20.0 million at December 31, 2008. The decrease resulted principally from a $163,000 increase in accumulated other comprehensive loss, partially offset by net income of $78,000 for the six months ended June 30, 2009.

     Non-Performing Assets. At June 30, 2009, the Company had $460,000 in loans classified as non-performing assets compared to $146,000 in loans classified as non-performing at December 31, 2008. At the time of this filing, both of the borrowers have accepted purchase offers agreed to by all parties including the Bank. At June 30, 2009 management has evaluated the Bank's loan loss reserve and believes it is adequately funded based on the quality of the current loan portfolio.

     At June 30, 2009, there were no loans or other assets that are not disclosed or disclosed as classified or special mention, where known information about possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans in the future.

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


                                                          For the Three Months Ended June 30,
                                          -------------------------------------------------------------------
                                                       2009                                2008
                                          --------------------------------  ---------------------------------
                                                      Interest                           Interest
                                          Average     Income/      Yield/    Average     Income/       Yield/
                                          Balance     Expense      Cost      Balance     Expense       Cost
                                          ---------  ----------  ---------  -----------  ------------  -------
                                                                 (Dollars in thousands)
Interest-earning assets:
Loans.........................            $ 124,501   $  1,757      5.64%   $  126,995    $  1,847       5.82%
Securities....................               35,215        301      3.42        31,378         370       4.72
Mortgage-backed securities....               28,800        299      4.15        26,757         302       4.51
Other.........................                7,780          2      0.10         3,158          16       2.03
                                          ---------  ----------             ----------   -----------
   Total interest-earning assets            196,296      2,359      4.81       188,288       2,535       5.39
                                                     ----------                          -----------
Non-interest-earning assets...                4,459                              4,838
                                          ---------                         ----------
   Total assets...............            $ 200,755                         $  193,126
                                          =========                         ==========
Interest-bearing liabilities:

NOW accounts..................                8,198   $     14      0.68%        6,742    $     15       0.89%
Passbook savings..............               14,108         24      0.68        14,241          32       0.90
Money market savings.........                20,337         85      1.67        11,203          52       1.86
Individual retirement accounts               17,701        166      3.75        16,275         179       4.40
Certificates of deposit.......               75,525        574      3.04        76,366         787       4.12
Borrowings....................               37,938        406      4.28        42,077         431       4.10
                                          ---------  ----------             ----------   -----------
   Total interest-bearing
     liabilities..............              173,807      1,269      2.92       166,904       1,496       3.59
                                          ---------  ----------  ---------  ----------   -----------   -------
Non-interest-bearing liabilities:
Demand deposits.........                      3,552                              3,303
Other.........................                3,003                              2,774
                                          ---------                         ----------
     Total liabilities........              180,362                            172,981
Stockholders' equity..........               20,393                             20,145
                                          ---------                         ----------
   Total liabilities and
     stockholders' equity.....            $ 200,755                         $  193,126
                                          =========                         ==========
Net interest income...........                        $  1,090                            $  1,039
                                                     ==========                          ==========
Interest rate spread (1)......                                      1.89%                                1.80%
                                                                 =========                             ========
Net interest-earning assets (2)           $  22,489                             21,384
                                          =========                         ==========
Net interest margin (3).......                             2.22%                               2.21%
                                                     ===========                          ===========
Average interest-earning assets
   to average interest-bearing
   liabilities................                  113%                               113%
                                          =========                         ==========
   _____________________

(1) Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by total interest-earning assets.

                                                          For the Six Months Ended June 30,
                                          -------------------------------------------------------------------
                                                       2009                                2008
                                          --------------------------------  ---------------------------------
                                                      Interest                           Interest
                                          Average     Income/      Yield/    Average     Income/       Yield/
                                          Balance     Expense      Cost      Balance     Expense       Cost
                                          ---------  ----------  ---------  -----------  ------------  -------
                                                                 (Dollars in thousands)
Interest-earning assets:
Loans.........................            $ 128,867   $  3,664      5.69%   $  124,979    $  3,664       5.86%
Securities....................               29,901        568      3.81        28,921         683       4.72
Mortgage-backed securities....               28,852        625      4.33        22,213         504       4.54
Other.........................                5,993          3      0.10         6,062          90       2.97
                                          ---------  ----------             ----------   -----------
   Total interest-earning assets            193,613      4,860      5.02%      182,175       4,941       5.42%
                                                     ----------                          -----------
Non-interest-earning assets...                4,456                              4,887
                                          ---------                         ----------
   Total assets...............            $ 198,069                         $  187,062
                                          =========                         ==========
Interest-bearing liabilities:

NOW accounts..................            $   7,859   $     28      0.71    $    6,206    $     27       0.87
Passbook savings..............               13,789         50      0.73        13,851          71       1.03
Money market savings.........                18,858        180      1.91        11,027         120       2.18
Individual retirement accounts               17,347        333      3.84        16,199         360       4.44
Certificates of deposit.......               74,299      1,151      3.10        75,223       1,629       4.33
Borrowings....................               39,352        831      4.22        38,720         809       4.18
                                          ---------  ----------             ----------   -----------
   Total interest-bearing
     liabilities..............              171,504      2,573      3.00%      161,226       3,016       3.74%
                                          ---------  ----------  ---------  ----------   -----------   -------
Non-interest-bearing liabilities:
Demand deposits.........                      3,448                              3,193
Other.........................                2,787                              2,515
                                          ---------                         ----------
     Total liabilities........              177,779                            166,934
Stockholders' equity..........               20,290                             20,128
                                          ---------                         ----------
   Total liabilities and
     stockholders' equity.....            $ 198,069                         $  187,062
                                          =========                         ==========
Net interest income...........                        $  2,287                            $  1,925
                                                     ==========                          ==========
Interest rate spread (1)......                                      2.02%                                1.68%
                                                                 =========                             ========
Net interest-earning assets (2)           $  22,109                             20,949
                                          =========                         ==========
Net interest margin (3).......                             2.36%                               2.11%
                                                     ===========                          ===========
Average interest-earning assets
   to average interest-bearing
   liabilities................                  113%                               113%
                                          =========                         ==========

Comparison of Operating Results for the Three Months Ended June 30, 2009 and June 30, 2008

     General. We had net income of $27,000 for the three months ended June 30, 2009 compared to net income of $10,000 for the three months ended June 30, 2008. The increase of $17,000 in net income for the second quarter of 2009 compared to the second quarter of 2008 resulted primarily from an increase in net interest income of $51,000, an increase in other income of $118,000, partially offset by an increase in provision for loan losses of $2,000, an increase in other expenses of $141,000, and an increase in income tax expense of $9,000. The increase in net interest income was the result of the Company's ability to reduce the deposit costs in a low interest rate environment at a quicker pace than the decrease in income of the interest earning assets, nominally increasing the net interest margin to 2.22% in the second quarter of 2009 compared to a 2.21% net interest margin in the second quarter of 2008. During the second quarter, the Federal Deposit Insurance Corporation (FDIC) imposed a five point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. As a result of this special assessment, Fairport Savings Bank accrued an amount of $91,000 payable to the FDIC on September 30, 2009. In an effort to offset the effect of the FDIC special assessment on second quarter earnings, the Bank completed the sale of $5.3 million in available for sale mortgage-backed securities recording a pre-tax gain of approximately $92,000 in May 2009.

     Interest and Dividend Income. Interest and dividend income decreased by $176,000 or 6.9%, to $2.4 million for the three months ended June 30, 2009 from $2.5 million for the three months ended June 30, 2008. The decrease in interest and dividend income resulted from a $90,000 or 4.9%, decrease in interest income

Comparison of Operating Results for the Three Months Ended June 30, 2009 and June 30, 2008 (continued)

from loans, a $69,000 or 18.6% decrease in interest income from securities, a $3,000 or 1.0% decrease in interest income from mortgage-backed securities, and a $14,000 or 87.5% decrease in other interest income, primarily interest earning demand accounts. Average interest-earning assets increased by $8.0 million, or 4.3%, to $196.3 million for the three months ended June 30, 2009 from $188.3 million for the three months ended June 30, 2008. The yield on interest-earning assets decreased by 58 basis points to 4.81% for the three months ended June 30, 2009 compared to 5.39% for the three months ended June 30, 2008, reflecting a yield decrease in all interest earning asset categories as a result of a decrease in interest rates by the Federal Reserve from a Federal Fund rate of 2.00% at June 30, 2008 to a targeted Federal Fund rate range of 0.00% - 0.25% at June 30, 2009.


     Interest Expense. Interest expense decreased $227,000 or 15.2%, to $1.3 million for the three months ended June 30, 2009 from $1.5 million for the three months ended June 30, 2008. The decrease in interest expense resulted from lower average rates paid on these liabilities despite an increase in the aggregate average balance. The average balance of interest-bearing liabilities increased $6.9 million, or 4.1%, to $173.8 million for the three months ended June 30, 2009 compared to $166.9 million for the three months ended June 30, 2008. The average cost of interest-bearing liabilities decreased by 67 basis points to 2.92% for the three months ended June 30, 2009 from 3.59% for the three months ended June 30, 2008. The average cost of deposit accounts decreased by 87 basis points to 2.54% for the three months ended June 30, 2009 compared to 3.41% for the three months ended June 30, 2008. The average cost of borrowings increased by 18 basis points to 4.28% for the three months ended June 30, 2009 compared to 4.10% for the three months ended June 30, 2008. The decrease in interest expense reflects the Bank's management of lower deposit costs in a historically low interest rate environment.

At June 30, 2009, we had $10.8 million of certificates of deposit, including IRAs that will mature during the third quarter of 2009 with a weighted average cost of 2.65%. Based on current market rates, if these funds remain with Fairport Savings Bank with similar maturities, the rates paid on these deposits will decrease.

     Net Interest Income. Net interest income increased $51,000 or 4.9%, to $1.1 million for the three months ended June 30, 2009 from $1.0 million for the three months ended June 30, 2008. The increase in net interest income was due primarily to an increase in interest earning assets, and decreasing deposit and borrowing costs at a faster rate than loan and investment securities. The Company's net interest margin increased 1 basis points to 2.22% for the three months ended June 30, 2009 from 2.21% for the three months ended June 30, 2008.

     Provision for Loan Losses. Based on management's evaluation of the factors that determine the level of the allowance for loan losses, we recorded $8,000 in provision for loan losses for the three month period ended June 30, 2009 compared to a $6,000 provision for loan losses for the three months ended June 30, 2008. The allowance for loan losses as of June 30, 2009 was $357,000 or 0.30% of total loans, compared to $327,000 or 0.25% of total loans as of June 30, 2008. We ended the quarter with $460,000 in non-accrual loans as of June 30, 2009 compared to $36,000 in non-accrual loans as of June 30, 2008. We had no foreclosed real estate at June 30, 2009 or 2008.

     Other Income. Total other income increased $118,000 or 90.1%, to $249,000 for the three months ended June 30, 2009 compared to $131,000 for the three months ended June 30, 2008. The primary increase was due to the Bank completing a sale of $5.3 million mortgage-backed securities recording a pre-tax gain on sale of securities of $92,000 in May 2009. In the three months ended June 30, 2009, there was also an increase of $35,000 in other income mainly due to mortgage fees and gain on sale of mortgage loans in the secondary market. There was also a $13,000 increase in service fee income in deposit account service charge fees, partially offset by a decrease of $22,000 in commissions from Oakleaf Services insurance/annuity and security sales.

Comparison of Operating Results for the Three Months Ended June 30, 2009 and June 30, 2008 (continued)

     Other Expenses. Other expenses increased $141,000, or 12.3%, to $1.3 million for the three months ended June 30, 2009 compared to $1.1 million for the three months ended June 30, 2008. The increase was primarily the result of an increase in other expense of $146,000, mainly due to an increase in FDIC insurance expense of $156,000 in the three months end June 30, 2009 to $159,000 compared to $3,000 for the three months ended June 30, 2008. During the second quarter, the FDIC imposed a five basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. As a result of this assessment, Fairport Savings Bank accrued an amount of $91,000 for the quarter ended June 30, 2009 payable to the FDIC on September 30, 2009. In addition to the one-time special assessment, the Bank's quarterly FDIC assessment rate increased, resulting in additional FDIC premium expense for the quarter of $68,000. Occupancy expense increased by $10,000 due to additional branch maintenance expense in the second quarter of 2009. The increase was partially offset by a decrease in advertising expense of $36,000.

     Income Tax Expense. We had pre-tax income of $40,000 for the three months ended June 30, 2009 versus a pre-tax income of $14,000 for the three months ended June 30, 2008, which resulted in a $13,000 tax expense for the three months ended June 30, 2009, versus a $4,000 tax expense for the three months ended June 30, 2008, a change of $9,000. The effective tax rate was 32.5% for the three months ended June 30, 2009 compared to 28.6 % for the three months ended June 30, 2008.

Comparison of Operating Results for the Six Months Ended June 30, 2009 and June 30, 2008

     General. We had net income of $78,000 for the six months ended June 30, 2009 compared to a net loss of $96,000 for the six months ended June 30, 2008. The $174,000 improvement was attributable to an increase in net interest income of $362,000, an increase in other income of $158,000, partially offset by an increase in other expenses of $243,000, an $8,000 increase in the provision for loan losses, and an increase in income tax of $95,000. The net interest income improvement was generated by an increase in higher yielding interest-earning assets and the Company's ability to reduce the deposit costs in a low interest rate environment, all of which positively impacted the net interest margin in the first six months of 2009 compared to the first six months of 2008. Decreased short term interest rates have provided an opportunity to lower our costs on deposits at a faster rate than our loans and investments, providing positive results in our net interest margin and profitability year over year. The net interest margin increased by 25 basis points to 2.36% for the six months ended June 30, 2009 from 2.11% for the six months ended June 30, 2008.

     Interest and Dividend Income. Interest and dividend income decreased by $81,000, or 1.6% to $4.9 million for the six months ended June 30, 2009 from $4.9 million for the six months ended June 30, 2008. The $81,000 decrease in interest and dividend income resulted primarily from a $121,000, or 24.0%, increase in interest income from mortgage-backed securities, offset by a $115,000, or 16.8%, decrease in interest income from securities, and an $87,000, or 96.7% decrease in interest income from other sources. Average interest-earning assets increased by $11.4 million, or 6.3%, to $193.6 million for the six months ended June 30, 2009 from $182.2 million for the six months ended June 30, 2008. The yield on interest earning assets decreased by 40 basis points to 5.02% for the six months ended June 30, 2009 compared to 5.42% for the six months ended June 30, 2008, reflecting decreases in interest yields in all asset categories due to the 175 basis point drop in interest rates by the Federal Reserve since June 30, 2008.

     Interest Expense. Interest expense decreased $443,000, or 14.7%, to $2.6 million for the six months ended June 30, 2009 from $3.0 million for the six months ended June 30, 2008. The decrease in interest expense resulted from lower average rates paid on deposit liabilities despite an increase in the aggregate average balance. Average balances in interest bearing liabilities increased

Comparison of Operating Results for the Six Months Ended June 30, 2009 and June 30, 2008 (continued)

$10.3 million, or 6.4%, to $171.5 million for the six months ended June 30, 2009 compared to $161.2 million for the six months ended June 30, 2008. The average cost of interest-bearing liabilities decreased by 74 basis points to 3.00% for the six months ended June 30, 2009 from 3.74% for the six months ended June 30, 2008. The average cost of deposit accounts decreased by 96 basis points to 2.64% for the six months ended June 30, 2009 compared to 3.60% for the six months ended June 30, 2008. The average cost of borrowings increased by 4 basis points to 4.22% for the six months ended June 30, 2009 compared to 4.18% for the six months ended June 30, 2008. The decrease in interest expense reflects a lower cost of funds in deposits in a lower interest rate environment.

     Net Interest Income. Net interest income increased $362,000, or 18.8%, to $2.3 million for the six months ended June 30, 2009 from $1.9 million for the six months ended June 30, 2008. The increase in net interest income was due primarily to a decrease in the average cost of our interest-bearing liabilities of 74 basis points, while the average yield on our interest-earning assets decreased by 40 basis points. Our net interest margin increased by 25 basis points to 2.36% for the six months ended June 30, 2009 from 2.11% for the six months ended June 30, 2008. The increase in net interest margin was also attributable to the effect of a decrease of 175 basis points in short term rates by the Federal Reserve Bank from June 30, 2008 to June 30, 2009.

     Provision for Loan Losses. Based on management's evaluation of the factors that determine the level of the allowance for loan losses, we recorded a $14,000 provision for loan losses for the six month period ended June 30, 2009 compared to the $6,000 provision for loan losses for the six month period ended June 30, 2008. We continue to maintain exceptional credit quality within our loan portfolio with no charge-offs recorded within either reporting period. The allowance for loan losses as of June 30, 2009 was $357,000, or 0.30% of total loans, compared to $327,000, or 0.25% of total loans as of June 30, 2008. We had non-accrual loans totaling $460,000, or 0.38% of total loans receivable as of June 30, 2009 compared to $36,000, or 0.03% of loans in non-accrual status as of June 30, 2008.

     Other Income. Other income increased $158,000, or 70.2%, to $383,000 for the six months ended June 30, 2009 compared to $225,000 for the six months ended June 30, 2008. We sold $5.3 million of mortgage-backed securities and recorded a $92,000 gain on sale. We also had an increase of $24,000 in service fees resulting from an increase in checking account service charge fees. The $68,000 increase in other income was primarily the result of mortgage fees and gain on sale of fixed rate mortgages to FHLMC. The reduction in fee income resulted from a $26,000 decrease in Oakleaf subsidiary revenue.

     Other Expenses. Other expenses increased $243,000, or 10.6%, to $2.5 million for the six months ended June 30, 2009 compared to $2.3 million for the six months ended June 30, 2008. The $180,000 increase in other expense was mainly the result of an additional $174,000 in FDIC premium due to the $91,000 special assessment accrued in the second quarter and an $83,000 first and second quarter assessment at an increased rates over the prior year, $65,000 in salaries and benefits expense primarily due to annual cost of living raises effective January 1 of each year, additional occupancy expense of $21,000, and additional mortgage fees and taxes of $20,000, partially offset by $65,000 less in advertising expense.

     Income Taxes. We had pre-tax net income of $119,000 for the six months ended June 30, 2009 versus a pre-tax loss of $150,000 for the six months ended June 30, 2008, which resulted in a $41,000 tax expense for the six months ended June 30, 2009, versus a $54,000 tax benefit for the six months ended June 30, 2008, a change of $95,000. The effective tax rate was 34.5% for the six months ended June 30, 2009 compared to (36.0%) for the six months ended June 30, 2008.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of New York, maturities and principal repayments of securities, and recently, but to a lesser extent, loan sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our asset/liability management committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 10.0% or greater. For the quarter ended June 30, 2009, our liquidity ratio averaged 18.6%. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2009.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2009, cash and cash equivalents totaled $6.3 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2009, we had $3.8 million in loan commitments outstanding. In addition to commitments to originate loans, we had $7.6 million in unused lines of credit to borrowers. Certificates of deposit, including individual retirement accounts comprised solely of certificates of deposits, due within one year of June 30, 2009 totaled $72.0 million, or 76.4% of our certificates of deposit and 50.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds including loan sales, other deposit products, including certificates of deposit, and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2010. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is and will continue to be originating loans. During the three months ended June 30, 2009, we originated $14.2 million of loans.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank borrowings. We experienced a net increase in total deposits of $14.5 million for the quarter ended June 30, 2009. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provides an additional source of funds. Federal Home Loan Bank borrowings decreased by $7.8 million to $37.7 million for the six months ended June 30, 2009, compared to a net increase of $19.5 million to $45.1 million for the six months ended June 30, 2008. Federal Home Loan Bank borrowings have primarily been used to fund loan demand and expanding the investment portfolio. At June 30, 2009, we had the ability to borrow approximately $91.8 million from the Federal Home Loan Bank of New York, of which $37.7 million had been advanced.

Fairport Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2009, Fairport Savings Bank exceeded all regulatory capital requirements, and was considered "well capitalized" under regulatory guidelines.

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

At June 30, 2009 and 2008, we had $3.8 million and $6.9 million, respectively, of commitments to grant loans, and $7.6 million and $7.7 million, respectively, of unfunded commitments under lines of credit.


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

Item 1A. Risk Factors

     In addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the Year Ended December 31, 2008, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Any Future FDIC Insurance Premiums Will Adversely Impact Our Earnings.

     On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. The special assessment is payable on September 30, 2009. We recorded an expense of $91,000 during the quarter ended June 30, 2009, to reflect the special assessment. The final rule permits the FDIC's Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC's Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero. The FDIC has publicly announced that it is probable that it will levy an additional special assessment of up to five basis points later in 2009, the amount and timing of which are currently uncertain. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period. In addition, the FDIC materially increased the general assessment rate and, therefore, our FDIC general insurance premium expense will increase substantially compared to prior periods.

A Legislative Proposal Has Been Introduced That Would Eliminate our Primary Federal Regulator and Require us to Convert to a National Bank or State Bank.

     The U.S. Treasury Department recently released a legislative proposal that would implement sweeping changes to the current bank regulatory structure. The proposal would create a new federal banking regulator, the National Bank Supervisor, and merge our current primary federal regulator, the Office of Thrift Supervision, as well as the Office of the Comptroller of the Currency (the primary federal regulator for national banks) into this new federal bank regulator. The proposal would also eliminate federal savings banks and require all federal savings banks, such as Fairport Savings Bank, to elect, within six months of the effective date of the legislation, to convert to either a national bank, state bank or state savings association. A federal savings bank that does not make the election would, by operation of law, be converted into a national bank within one year of the effective date of the legislation. As of the date of this quarterly report on Form 10-Q, the legislative proposals contained in the Treasury white paper, including its proposal to eliminate the federal thrift, have not been formally considered by either house of the U.S. Congress. Accordingly, it is not clear whether the proposal to eliminate the federal thrift charter will become law.

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

Item 4. Submission of Matters to a Vote of Security Holders

     (a)  On May 20, 2009 the Company held its Annual Meeting of Stockholders.

     (b) At the meeting, Thomas J. Hanss, James E. Smith and Alicia H. Pender were elected, each to serve a three-year term.

                           The following directors continue in office:

                                Dana C. Gavenda
                                Robert W. Sturn
                                Charis W. Warshof
                                Gary Lindsay
                                Terence O'Neil
                                Lowell T. Twitchell

     (c)  Stockholders voted on the following matters:

          (i)  The election of the following directors of the Company:


DIRECTOR                       FOR                        WITHHELD
--------                       ---                        --------

Thomas J. Hanss            1,237,584                       45,000
                           ---------                       ------
James E. Smith             1,237,559                       45,025
                           ---------                       ------
Alicia H. Pender           1,240,459                       45,125
                           ---------                       ------

        (ii) The ratification of the appointment of Beard Miller LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2009:
                                                                   BROKER
VOTES                FOR         AGAINST          ABSTENTIONS      NON-VOTES
-----                ---         -------          -----------      ---------

1,282,584         1,281,784         0                 800              0
---------         ---------     ---------         -----------      ---------


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

                                       FSB COMMUNITY BANKSHARES, INC.


Date:    August 14, 2009               /s/ Dana C. Gavenda
                                       ----------------------------------------
                                       Dana C. Gavenda
                                       President and Chief Executive Officer


Date:    August 14, 2009               /s/ Kevin D. Maroney
                                       ----------------------------------------
                                       Kevin D. Maroney
                                       Executive Vice President and Chief
                                       Financial Officer

                                                                    Exhibit 31.1

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Dana C. Gavenda, certify that:

1. I have reviewed this June 30, 2009 Quarterly Report on Form 10-Q of FSB Community Bankshares, Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 31a-15(f) and 15d-15(f)) for the registrant and have:

       a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       b) Designed such internal control over financial reporting , or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

       c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

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


Date:   August 14, 2009                /s/ Dana C. Gavenda
                                       ----------------------------------------
                                       Dana C. Gavenda
                                       President and Chief Executive Officer

                                                                    Exhibit 31.2

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Kevin D. Maroney, certify that:

1. I have reviewed this June 30, 2009 Quarterly Report on Form 10-Q of FSB Community Bankshares, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report; 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 31a-15(f) and 15d-15(f)) for the registrant and have:

       a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       b) Designed such internal control over financial reporting , or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

       c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

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

Date:    August 14, 2009                    /s/ Kevin D. Maroney
                                            ------------------------------------
                                            Kevin D. Maroney
                                            Executive Vice President and Chief
                                            Financial Officer

                                                                      Exhibit 32

  Certification of Chief Executive Officer and Chief Financial Officer Pursuant
                to Section 906 of the Sarbanes-Oxley Act of 2002

     Dana C. Gavenda, Chief Executive Officer and President of FSB Community Bankshares, Inc., (the "Company") and Kevin D. Maroney, Executive Vice President and Chief Financial Officer of the Company, each certify in his capacity as an officer of the Company that he has reviewed the quarterly report on Form 10-Q for the quarter ended June 30, 2009 (the "Report") and that to the best of his knowledge:

     1. the Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2.      the  information  contained in the Report fairly  presents,  in all
             material   respects,   the  financial   condition  and  results  of
             operations of the Company.





Date:  August 14, 2009                 /c/ Dana C. Gavenda
                                       ----------------------------------------
                                       Dana C. Gavenda
                                       President and Chief Executive Officer



Date:  August 14, 2009                 /s/ Kevin D. Maroney
                                       ----------------------------------------
                                       Kevin D. Maroney
                                       Executive Vice President and Chief
                                       Financial Officer


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.