Form 10-Q
period 2009-09-30
FSB Community Bankshares Inc
filed 2009-11-13
CIK 1389797

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2009
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
YES X   NO
   ----   ----.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES     NO
   ----   ----.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES     NO X
   ----   ----.

     As of November 13, 2009 there were 1,785,000 shares of the Registrant's common stock, par value $0.10 per share, outstanding, 946,050 of which were held by FSB Community Bankshares, MHC, the Registrant's mutual holding company.


                         FSB Community Bankshares, Inc.
                                    FORM 10-Q

                                      Index
                                      -----
                                                                                                   Page
                                                                                                   ----
                          Part I. Financial Information


Item 1.      Consolidated Financial Statements (unaudited)

             Consolidated Balance Sheets as of September 30, 2009
             and December 31, 2008                                                                   1

             Consolidated Statements of Operations for the Three Months Ended
             September 30, 2009 and 2008                                                             2

             Consolidated Statements of Operations for the Nine Months Ended
             September 30, 2009 and 2008                                                             3

             Consolidated Statements of Stockholders' Equity for the Nine Months Ended
             September 30, 2009 and 2008                                                             4

             Consolidated Statements of Cash Flows for the Nine Months Ended
             September 30, 2009 and 2008                                                             5

             Notes to Consolidated Financial Statements                                              7

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                               15

Item 3.      Quantitative and Qualitative Disclosures about Market Risk                              27

Item 4T.     Controls and Procedures                                                                 27

                           Part II. Other Information

Item 1.      Legal Proceedings                                                                       27

Item 1A.     Risk Factors                                                                            27

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds                             28

Item 3.      Defaults upon Senior Securities                                                         28

Item 4.      Submission of Matters to a Vote of Security Holders                                     28

Item 5.      Other Information                                                                       28

Item 6.      Exhibits                                                                                29

             Signature Page                                                                          30

                          Part I. Financial Information

Item 1.  Consolidated Financial Statements

                         FSB COMMUNITY BANKSHARES, INC.

                           Consolidated Balance Sheets
              September 30, 2009 and December 31, 2008 (unaudited)
                  (Dollars in thousands, except per share data)

                                                                              September 30,       December 31,
                                   Assets                                        2009                2008
                                                                             ----------------    ---------------
Cash and due from banks                                                      $   7,472           $    2,154
Interest-earning demand deposits                                                 2,571                1,019
                                                                             ----------------    ---------------
     Cash and Cash Equivalents                                                  10,043                3,173

Securities available for sale                                                   81,638               43,925
Securities held to maturity (fair value 2009 -$6,500, 2008- $7,091)              6,433                7,289
Investment in FHLB stock                                                         2,002                2,312
Loans receivable, net of allowance for loan losses of: 2009 - $360,
     2008 - $345                                                               116,963              135,713
Accrued interest receivable                                                      1,353                1,032
Premises and equipment, net                                                      2,582                2,308
Other assets                                                                       665                  383
                    Total Assets                                             $ 221,679            $ 196,135
                                                                             ================     ==============


                       Liabilities & Stockholders' Equity

Deposits:
     Non-interest-bearing                                                    $   3,906            $   3,487
     Interest-bearing                                                          156,241              124,035
                                                                             ----------------     --------------
                Total Deposits                                                 160,147              127,522

Short-term borrowings                                                                -                3,850
Long-term borrowings                                                            37,172               41,631
Advances from borrowers for taxes and insurance                                    942                2,152
Official bank checks                                                             2,340                  348
Other liabilities                                                                  604                  591
                                                                             ---------------      --------------
                    Total Liabilities                                          201,205              176,094
                                                                             ---------------      --------------

                              Stockholders' Equity

Preferred Stock- no par- 1,000,000 shares authorized;
  no shares issued and outstanding                                                  --                   --
Common Stock- $0.10 par value - 10,000,000 shares authorized;
  1,785,000 shares issued and outstanding                                          179                  179
Additional paid-in-capital                                                       7,276                7,286
Retained earnings                                                               13,293               13,249
Accumulated other comprehensive income (loss)                                      330                  (43)
Unearned ESOP shares - at cost                                                    (604)                (630)
                                                                             ---------------      --------------
                    Total Stockholders' Equity                                  20,474               20,041
                                                                             ---------------      --------------
                    Total Liabilities and Stockholders' Equity               $ 221,679            $ 196,135
                                                                             ===============      ==============

See accompanying notes to consolidated financial statements

                                       1

                         FSB COMMUNITY BANKSHARES, INC.

                      Consolidated Statements of Operations
           Three Months Ended September 30, 2009 and 2008 (unaudited)
                 (Dollars in thousands, except per share data)


                                                                             2009                2008
                                                                        ---------------   ------------------
Interest and Dividend Income
    Loans                                                               $    1,669        $       1,962
    Securities - taxable                                                       415                  350
    Mortgage-backed securities                                                 264                  288
    Other                                                                        2                   14
                                                                        ---------------   ------------------
          Total Interest and Dividend Income                                 2,350                2,614

Interest expense
    Deposits                                                                   844                  998
    Borrowings:
          Short-term                                                             -                     1
          Long-term                                                            404                   464
                                                                        ---------------   ------------------
          Total Interest Expense                                             1,248                 1,463
                                                                        ---------------   ------------------
          Net Interest Income                                                1,102                 1,151
Provision for Loan Losses                                                        7                     8
                                                                        ---------------   ------------------
          Net Interest Income After Provision
            for Loan Losses                                                  1,095                 1,143
                                                                        ---------------   ------------------
Other Income
    Service fees                                                                73                    57
    Fee income                                                                   5                    53
    Impairment loss on securities available for sale                             -                   (57)
    Gain on sale of  loans                                                       4                     2
    Other                                                                       51                    34
                                                                        ---------------   ------------------
          Total Other Income                                                   133                    89
                                                                        ---------------   ------------------
Other Expense
     Salaries and employee benefits                                            613                   655
     Occupancy expense                                                         130                   118
     Data processing costs                                                      25                    22
     Advertising                                                                76                    54
     Equipment expense                                                          92                    84
     Electronic banking                                                         21                    15
     Directors' fees                                                            25                    28
     Mortgage fees and taxes                                                    71                    86
     FDIC Premium expense                                                       80                     6
     Other expense                                                             152                   129
                                                                        ---------------   ------------------
          Total Other Expenses                                               1,285                 1,197
                                                                        ---------------   ------------------
          Income (Loss) Before Income Taxes                                    (57)                   35

          Provision  (Benefit) for Income Taxes                                (23)                   34
                                                                        ---------------   ------------------
          Net Income (Loss)                                             $      (34)       $            1
                                                                        ===============   ==================
          Earnings (Loss) per common share                              $    (0.02)       $         0.00
                                                                        ===============   ==================
See  accompanying  notes to  consolidated  financial  statements

                         FSB COMMUNITY BANKSHARES, INC.

                      Consolidated Statements of Operations
           Nine Months Ended September 30, 2009 and 2008 (unaudited) (
                  Dollars in thousands, except per share data)


                                                                             2009                2008
                                                                        ---------------   ------------------
Interest and Dividend Income
    Loans                                                               $    5,333        $       5,626
    Securities - taxable                                                       983                1,033
    Mortgage-backed securities                                                 889                  792
    Other                                                                        5                  104
                                                                        ---------------   ------------------
          Total Interest and Dividend Income                                 7,210                7,555

Interest expense
    Deposits                                                                 2,586                 3,205
    Borrowings:
          Short-term                                                             1                     1
          Long-term                                                          1,234                 1,273
                                                                        ---------------   ------------------
          Total Interest Expense                                             3,821                 4,479
                                                                        ---------------   ------------------
          Net Interest Income                                                3,389                 3,076
Provision for Loan Losses                                                       21                    14
                                                                        ---------------   ------------------
          Net Interest Income After Provision
            for Loan Losses                                                  3,368                 3,062
                                                                        ---------------   ------------------
Other Income
    Service fees                                                               188                   148
    Fee income                                                                  33                   107
    Gain on sale of securities available for sale                               92                     -
    Impairment loss on securities available for sale                             -                   (57)
    Gain on sale of loans                                                       49                     8
    Other                                                                      154                   108
                                                                        ---------------   ------------------
          Total Other Income                                                   516                   314
                                                                        ---------------   ------------------
Other Expense
     Salaries and employee benefits                                          1,862                 1,839
     Occupancy expense                                                         379                   346
     Data processing costs                                                      72                    63
     Advertising                                                               160                   203
     Equipment expense                                                         269                   249
     Electronic banking                                                         60                    50
     Directors' fees                                                            82                    85
     Mortgage fees and taxes                                                   187                   182
     FDIC Premium expense                                                      261                    13
     Other expense                                                             490                   461
                                                                        ---------------   ------------------
          Total Other Expenses                                               3,822                 3,491
                                                                        ---------------   ------------------
          Income (Loss) Before Income Taxes                                     62                  (115)

          Provision  (Benefit) for Income Taxes                                 18                   (20)
                                                                        ---------------   ------------------
          Net Income (Loss)                                             $       44       $           (95)
                                                                        ===============   ==================
          Earnings (Loss) per common share                              $     0.03       $          0.06
                                                                        ===============   ==================
See  accompanying  notes to  consolidated  financial  statements

                         FSB COMMUNITY BANKSHARES, INC.

                 Consolidated Statements of Stockholders' Equity
            Nine Months Ended September 30, 2009 and 2008 (unaudited)
                             (Dollars in thousands)


                                                                                          Accumulated
                                                            Additional                       Other           Unearned
                                                Common       Paid in        Retained      Comprehensive        ESOP
                                                 Stock       Capital        Earnings      Income (Loss)       Shares        Total
                                              ---------    -----------   -------------   ---------------   ------------  ----------
Balance - January 1, 2008                     $    179     $    7,293    $    13,224     $        118      $     (665)   $   20,149

  Comprehensive loss:
        Net loss                                     -              -            (95)               -               -           (95)
        Change in net unrealized gain
            (loss) on securities available
            for sale, net of  taxes                  -              -              -             (220)              -          (220)
        Total Comprehensive Loss                                                                                               (315)
  ESOP shares committed to be
             released                                -             (5)             -                -              27            22
                                              ---------    -----------   -------------   ---------------   ------------  -----------
Balance - September 30, 2008                  $    179     $    7,288    $    13,129     $       (102)     $     (638)   $   19,856
                                              ========     ===========   =============   ===============   ============  ===========

Balance - January 1, 2009                     $    179     $    7,286    $    13,249     $        (43)     $     (630)   $   20,041
                                                                                                                         -----------
   Comprehensive income:
        Net income                                   -              -             44                -               -            44
        Change in net unrealized gain
             (loss) on securities available
             for sale, net of reclassification
             adjustment  and taxes                   -              -              -              373               -           373
                                                                                                                         -----------
       Total Comprehensive Income                                                                                                417

  ESOP shares committed to be released               -            (10)             -                -              26            16
                                              ---------    -----------   -------------   ---------------   ------------  -----------
Balance - September 30, 2009                  $    179     $    7,276    $    13,293     $        330      $     (604)   $   20,474
                                              ========     ===========   =============   ===============   ============  ===========


See accompanying notes to consolidated financial statements

                         FSB COMMUNITY BANKSHARES, INC.

                      Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 2009 and 2008 (unaudited)
                             (Dollars in thousands)

                                                                                         2009               2008
                                                                                 -----------------  ------------------
Cash Flows From Operating Activities
   Net Income (Loss)                                                             $            44    $           (95)
   Adjustments to reconcile net income (loss) to net cash  provided by (used
by)
    operating activities:
         Net amortization of premiums and discounts on investments                           479                233
         Gain on sale of securities available for sale                                       (92)                 -
         Impairment loss on securities available-for-sale                                      -                 57
         Gain on sale of loans to others                                                     (49)                (9)
         Proceeds from loans sold to others                                               12,709                  -
         Loans originated  for sale                                                      (12,660)                 -
         Amortization of net deferred loan origination fees and costs                         11                (17)
         Depreciation and amortization                                                       221                201
         Provision for loan losses                                                            21                 14
         Expense related  to ESOP                                                             16                 22
         Deferred income tax benefit                                                         (43)               (36)
         Increase in accrued  interest  receivable                                          (321)               (76)
         Increase in other assets                                                           (272)              (258)
         Increase (decrease) in other liabilities                                           (103)               153
                                                                                 -----------------  ------------------
                        Net Cash Provided by (Used By) Operating Activities                  (39)               189
                                                                                 -----------------  ------------------

Cash Flows From Investing Activities
   Purchase of securities held to maturity                                                    -              (3,001)
   Proceeds from maturities and calls of securities held to maturity                          -              20,999
   Proceeds from principal paydowns of securities held to maturity                           850              1,970
   Purchase of securities available for sale                                             (79,566)           (51,439)
   Proceeds from maturities and calls of securities available for sale                    33,037              7,500
   Proceeds from principal paydowns of securities available for sale                       3,602              2,206
   Proceeds from sales of securities available for sale                                    5,355                  -
   Net (increase) decrease in loans                                                       18,718            (14,543)
   Proceeds from loans sold to others                                                          -              1,918
   Redemption (purchase) of Federal Home Loan Bank stock                                     310               (779)
   Purchase of premises and equipment                                                       (495)               (28)
                                                                                 -----------------  ------------------
                        Net Cash Used By Investing Activities                            (18,189)           (35,197)
                                                                                 -----------------  ------------------

Cash Flows From Financing Activities
   Net increase in deposits                                                               32,625             13,206
   Net decrease in short-term borrowings                                                  (3,850)                 -
   Proceeds from long-term  borrowings                                                         -             21,500
   Repayments on long-term borrowings                                                     (4,459)            (4,459)
   Net decrease in advances from borrowers
      for taxes and insurance                                                             (1,210)              (913)
   Net increase in official bank checks                                                    1,992              2,827
                                                                                 -----------------  ------------------
                       Net Cash Provided By Financing Activities                         25,098             32,161
                                                                                 -----------------  ------------------

                        Net Increase (Decrease) in Cash
                                and Cash Equivalents                                       6,870             (2,847)

Cash and Cash Equivalents- Beginning                                                       3,173              9,444
                                                                                 -----------------  ------------------

Cash and Cash Equivalents- Ending                                                $        10,043    $         6,597
                                                                                 =================  ==================

                         FSB COMMUNITY BANKSHARES, INC.

                                                    2009            2008
                                            --------------  -----------------
Supplementary Cash Flows Information

        Interest paid                       $        3,836  $           4,536
                                            ==============  =================
        Income taxes paid                   $          115  $               1
                                            ==============  =================






See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

Note 1-Basis of Presentation

The accompanying unaudited consolidated financial statements of FSB Community Bankshares, Inc. and its wholly owned subsidiary Fairport Savings Bank (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the applicable instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

The Company follows accounting standard set by the Financial Accounting Standards Board, commonly referred to as the "FASB". The FASB sets generally accepted accounting principles ("GAAP") that the Company follows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC. The FASB finalized the Codification effective for periods ending on or after September 15, 2009.

The unaudited consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2008, included in the Annual Report filed on Form 10-K with the Securities and Exchange Commission ("SEC") on March 31, 2009.

Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated financial statements at September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and 2008 include the accounts of the Company, Fairport Savings Bank (the "Bank") and the Bank's wholly-owned subsidiary, Oakleaf Services Corporation ("Oakleaf"). All inter-company balances and transactions have been eliminated in consolidation. Certain amounts from prior periods may have been reclassified, when necessary, to conform to current period presentation.

The Company has evaluated subsequent events through November 13, 2009 which is the date the consolidated financial statements were issued.

Note 2-Fair Value Measurement and Disclosure

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

In September 2006, the Financial Accounting Standards Board ("FASB") issued ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. ASC Topic 820 applies to other accounting pronouncements that require or permit fair value measurements.

ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC Topic 820 are as follows:

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows at September 30, 2009 and at December 31, 2008:

            (Dollars in Thousands)                   Total           Level 1           Level 2           Level 3
                                                     -----           -------           -------           -------
              September 30, 2009
        Securities available for sale           $     81,638     $         13      $     81,625      $          -
                                                ============     ============      ============      ============
              December 31, 2008
        Securities available for sale           $      3,925     $          6      $     43,919      $          -
                                                ============     ============      ============      ============

No assets or liabilities have been measured on a non-recurring basis at September 30, 2009 or December 31, 2008.

FASB ASC Topic 825-10-50, Disclosure about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the defined fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. ASC Topic 825-10-50 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments at September 30, 2009 and December 31, 2008:

Cash, Due from Banks, and Interest-Bearing Demand Deposits

The carrying amounts of these assets approximate their fair values.

Investment Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management's best estimate is used. Management's best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) are used to support fair values of certain Level 3 investments. The Company had no Level 3 investment securities at September 30, 2009 or December 31, 2008.

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

There were no loans held for sale during the three or nine months ended September 30, 2009 and September 30, 2008.

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

The carrying amounts and estimated fair values of the Company's financial instruments at September 30, 2009 and December 31, 2008 are as follows:


                                                           September 30, 2009                    December 31, 2008
                                                   -----------------------------------   -----------------------------------
                                                      Carrying             Fair             Carrying              Fair
                                                       Amount              Value             Amount              Value
                                                   ----------------  -----------------   ---------------  ------------------
                                                                                (In Thousands)
Financial assets:
     Cash and due from banks                                $7,472             $7,472             $2,154              $2,154
     Interest bearing demand deposits                        2,571              2,571              1,019               1,019
     Securities available for sale                          81,638             81,638             43,925              43,925
     Securities held to maturity                             6,433              6,500              7,289               7,091
     FHLB stock                                              2,002              2,002              2,312               2,312
     Loans, net                                            116,963            119,092            135,713             136,610
     Accrued interest receivable                             1,353              1,353              1,032               1,032

Financial liabilities:
     Deposits                                              160,147            161,313            127,522             129,245
     Short-term borrowings                                       -                  -              3,850               3,850
     Long-term borrowings                                   37,172             37,460             41,631              41,899
     Accrued interest payable                                  138                138                153                 153

Off-balance sheet instruments:
     Commitments to extend credit                                -                  -                  -                   -

Note 3 - Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses at September 30, 2009 and December 31, 2008 are as follows:

                                                                           Gross              Gross
                                                     Amortized          Unrealized         Unrealized             Fair
                                                        Cost               Gains             Losses              Value
                                                   ---------------    ----------------   ----------------    ---------------
                                                                                (In Thousands)
September 30 2009:
     Available for Sale:
         Equity securities                             $         9        $         4         $        -         $        13
             U.S. Government obligations                    59,577                148                (80)             59,645
             Mortgage-backed securities -
             residential                                    21,597                387                 (4)             21,980
                                                   ---------------    ----------------   ----------------    ---------------
                                                       $    81,183        $       539         $      (84)        $    81,638
                                                   ===============    ================   ================    ===============
     Held to Maturity:
         Mortgage-backed securities -
         residential                                   $   6,433          $        90         $      (23)        $     6,500
                                                   ===============    ================   ================    ===============
December 31, 2008:
     Available for Sale:
         Equity securities                             $         9        $        -          $       (3)        $         6
             U.S. Government obligations                    22,196                82                 (49)             22,229
             Mortgage-backed securities -
         residential                                        21,785                38                (133)             21,690
                                                   ---------------    ----------------   ----------------    ---------------
                                                       $    43,990        $      120          $     (185)         $   43,925
                                                   ===============    ================   ================    ===============
     Held to Maturity:
         Mortgage-backed securities -
         residential                                   $     7,289        $        -          $     (198)         $    7,091
                                                   ===============    ================   ================    ===============

Note 3 - Securities (continued)

Mortgage-backed securities consist of securities issued by FNMA, FHLMC, GNMA, and FFCB (Federal Farm Credit Bank) collateralized by residential mortgages.

The amortized cost and estimated fair value by contractual maturity of debt securities at September 30, 2009 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                    Available for Sale                     Held to Maturity
                                                 Amortized     Estimated                 Amortized           Estimated
                                                   Cost        Fair Value                  Cost              Fair Value
                                            ---------------    ----------------   ----------------    ---------------
                                                      (In Thousands)                           (In Thousands)

Due in one year or less                          $        -         $        -         $        -          $        -
Due after one year through five years                 2,500              2,502                  -                   -
Due after five years through ten years               17,544             17,559                  -                   -
Due after ten years                                  39,533             39,584                  -                   -
Mortgage-backed securities -
residential                                          21,597             21,980              6,433               6,500
                                            ---------------    ----------------   ----------------    ---------------
                                                 $   81,174         $   81,625         $    6,433          $    6,500
                                            ===============   =================   ================    ===============

There was a gross $92,000 gain on sale of available for sale securities in the first nine months of 2009 resulting from proceeds of $5,355,000. There were no sales of securities available for sale for the nine months ended September 30, 2008.

No securities were pledged to secure public deposits or for any other purpose required or permitted by law at September 30, 2009 and December 31, 2008.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008:


                                    Less than 12 Months              12 Months or More                    Total
                                                   Gross                           Gross                          Gross
                                   Fair         Unrealized         Fair         Unrealized         Fair        Unrealized
                                   Value          Losses           Value          Losses           Value         Losses
                               --------------  --------------  --------------  --------------  -------------- --------------
                                                                      (In Thousands)
September 30, 2009:
     U.S. Government
         obligations               $   3,527          $   80         $     -         $     -       $  13,527        $    80
     mortgaged-backed
         securities -
         residential                   3,996              12           1,063              15           5,059             27
                               --------------  --------------  --------------  --------------  -------------- --------------
                                   $  17,523          $   92         $ 1,063         $    15       $  18,586        $   107
                               ==============  ==============  ==============  ==============  ============== ==============
December 31, 2008:
Equity securities                  $       6          $    3         $     -         $     -       $       6        $     3
     U.S. Government
         obligations                   3,354              49               -               -           3,354             49
     mortgaged-backed
         securities -
         residential                  22,556             268           1,335              63          23,891            331
                               --------------  --------------  --------------  --------------  -------------- --------------
                                   $  25,916          $  320         $ 1,335         $    63       $  27,251        $   383
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

At September 30, 2009, ten debt securities have been in a continuous unrealized loss position for less than twelve months. No debt securities and two mortgage-backed securities have been in a continuous unrealized loss position for more than twelve months. The debt securities and mortgage-backed securities were issued by U.S. government sponsored agencies and are paying in accordance with their terms with no deferrals of interest or defaults. As management believes the Company does not intend to sell and will not be required to sell these securities prior to recovery or maturity, no declines are deemed to be other than temporary.

Note 4 - Federal Home Loan Bank of New York Stock

Federal Home Loan Bank of New York ("FHLB") stock represents the required investment in the common stock of a correspondent bank.

Management evaluates the FHLB stock for impairment in accordance with FASB ASC Topic 942-10-15, Financial Services - Depository and Lending. Management's determination of whether this investment is impaired is based on their assessment of the ultimate recoverability of its cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted,
(2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the FHLB stock as of September 30, 2009.

Note 5 - Comprehensive Income (Loss)

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

The components of other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2009 and 2008 are as follows:


                                                      For the Three Months               For the Nine Months Ended
                                                       Ended September 30,                     September 30,
                                                     2009              2008                 2009            2008
                                                     ----              ----                 ----            ----
                                                          (In Thousands)                       (In Thousands)

Unrealized holding gain (loss) on available
   for sale securities                            $       768      $       (72)          $       429      $      (395)
Reclassification adjustment for realized
   gains included in net income                             -                -                   (92)               -
Reclassification   adjustment  for  impairment
   loss on available for sale securities                    -               57                     -               57
                                                  -----------      -------------         --------------   --------------
              Net Unrealized Gain (Loss)                  768              (15)                  521             (338)
                  Tax effect                              232               (7)                  148             (118)
                                                  -----------      -------------         --------------   --------------
                  Net of tax amount               $       536      $        (8)          $       373      $      (220)
                                                  ===========      =============         ==============   ==============

Note 6 - Earnings (Loss) Per Common Share

Earnings  (loss) per common  share are  calculated  by  dividing  the net income
(loss) by the weighted-average number of common shares outstanding during the period. The Company has not granted any restricted stock awards or stock options and, during the three and nine months ended September 30, 2009 and 2008, had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings (loss) per common share until they are committed to be released. The weighted average common shares outstanding were 1,724,649 for the three months ended September 30, 2009 and 1,723,781 for the nine months ended September 30, 2009 and 1,718,526 for the three and nine months ended September 30, 2008.

Note 7 - Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162," ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification TM ("Codification") as the source of authoritative generally accepted accounting principles ("GAAP") for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with "FASB ASC," where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates ("ASU").

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, "Topic 105 -Generally Accepted Accounting Principles" ("ASU 2009-1") which includes SFAS 168 in its entirety as a transition to the ASC. ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company's financial position or results of operations but will change the referencing system for accounting standards.

Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140," ("SFAS 166") in June 2009. SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor's continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R). The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the standard to have any impact on the Company's consolidated financial statements.

The FASB issued ASU 2009-05,  "Fair Value  Measurements  and Disclosures  (Topic
820) - Measuring Liabilities at Fair Value" in August, 2009 to provide guidance when estimating the fair value of a liability. When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach. If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value. The ASU was effective October 1, 2009 for the Company and will have no impact on consolidated financial position or operations.

Note 8 - Formation of Subsidiary

On August 14, 2009 the Board of Directors of Fairport Savings Bank approved through resolution the formation of a wholly-owned subsidiary to be known as FSB Mortgage Corp. to engage in the activities of residential lending. Applications have been submitted to the appropriate regulatory agencies and the bank is awaiting approval.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout the Management's Discussion and Analysis ("MD&A"), the term "the Company" refers to the consolidated entity of FSB Community Bankshares, Inc., Fairport Savings Bank, and Oakleaf Services Corporation, a wholly owned subsidiary of Fairport Savings Bank. At September 30, 2009, FSB Community Bankshares, MHC the Company's mutual holding company parent, held 946,050 shares, or 53.0%, of the Company's common stock, engaged in no significant activities, and was not included in the MD&A.

Forward Looking Statements

This Quarterly Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in general economic conditions, either nationally or in our market areas, that are worse than expected; competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate acquired entities, if any; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board; changes in our organization, compensation and benefit plans; changes in our financial condition or results of operations that reduce capital available to pay dividends; and changes in the financial condition or future prospects of issuers of securities that we own, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically declines any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

The Company follows accounting standard set by the Financial Accounting Standards Board, commonly referred to as the "FASB". The FASB sets generally accepted accounting principles ("GAAP") that the Company follows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC. The FASB finalized the Codification effective for periods ending on or after September 15, 2009.

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements ("the Consolidated Financial Statements") included in the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 31, 2009. These policies, along with the disclosures presented in the other consolidated financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and the evaluation of investment securities for other than temporary impairment to be the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available.

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

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

     Total Assets. Total assets increased by $25.5 million, or 13.0%, to $221.7 million at September 30, 2009 from $196.1 million at December 31, 2008. The increase in total assets primarily reflects increases in securities classified as available for sale and cash and cash equivalents, partially offset by a decrease in net loans receivable.

Cash and cash equivalents increased by $6.9 million, or 216.5% to $10.0 million at September 30, 2009 from $3.2 million at December 31, 2008.

Total securities increased by $36.9 million, or 72.0%, to $88.1 million at September 30, 2009 from $51.2 million at December 31, 2008. Securities classified as available for sale increased $37.7 million to $81.6 million at September 30, 2009 from $43.9 million at December 31, 2008. The $37.7 million increase was attributable to the purchase of $70.8 million of U.S. government agency securities, purchases of $8.8 million of mortgage-backed securities, and a $521,000 increase in the fair value of securities available for sale, partially offset by maturities and calls of $33.0 million of U.S. government agency securities classified as available for sale, the sale of $5.3 million of mortgage-backed securities classified as available for sale, and $4.1 million in principal repayments received and amortization.

Securities classified as held to maturity decreased $856,000 to $6.4 million at September 30, 2009 from $7.3 million at December 31, 2008 primarily as a result of principal repayments received from mortgage-backed securities. All securities purchased in 2009 have been classified as securities available for sale to provide a portfolio of marketable securities for liquidity as an alternative to borrowings. The Company has reviewed its investment securities portfolio at September 30, 2009, and has determined that no other-than-temporary impairment exists in the portfolio.

Investment in FHLB of New York stock decreased by $310,000, or 13.4%, to $2.0 million at September 30, 2009, from $2.3 million at December 31, 2008 due to stock redemptions. The FHLB of New York requires members to purchase and redeem stock based on the level of borrowings.

Net loans receivable decreased by $18.7 million, or 13.8%, to $117.0 million at September 30, 2009 from $135.7 million at December 31, 2008. The decrease in loans receivable was primarily the result of sales of fixed rate residential mortgages totaling $12.7 million in the first nine months of 2009 and normal amortization. Total loans sold and serviced as of September 30, 2009 totaled $15.9 million compared to $5.1 million as of December 31, 2008. Management made the decision to sell long term, fixed rate loans in this historically low interest rate environment. The Bank sold these loans at gains which are recorded in other income, and will realize servicing income on these loans as long as these loans are outstanding. Management believes that selling these loans was a prudent interest rate decision in order to position the consolidated balance sheet for higher interest rates in the future. The Company continues to execute its business plan of making high quality loans to existing customers and new

Comparison of Financial Condition at September 30, 2009 and December 31, 2008 (continued)

customers in our market area with $20.1 million of residential mortgage loan originations in the first nine months of 2009. We may experience further declines in our total residential mortgages loan portfolio with additional mortgage loan sales based on the current economic conditions and our desired interest rate sensitivity position. In the current interest rate environment we intend to continue to sell a portion of our existing fixed-rate residential mortgage loans on a servicing retained basis, resulting in additional loan servicing income.

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

     Deposits and Borrowings. Total deposits increased by $32.6 million, or 25.6%, to $160.1 million at September 30, 2009 from $127.5 million at December 31, 2008. Certificates of deposit, including IRAs, increased by $22.4 million. Transaction accounts, including checking, NOW, money market and savings accounts, increased by $10.2 million. The net deposit growth was attributable to the Webster branch growth of $14.1 million, Irondequoit branch growth of $6.7 million, Penfield branch growth of $7.9 million and Fairport branch growth of $3.9 million. We continue to promote core customer relationship banking, with bonus rates and incentive offerings.

Combined short and long term borrowings decreased by $8.3 million, or 18.3%, to $37.2 million at September 30, 2009 from $45.5 million on December 31, 2008. The decrease in borrowings included $3.9 million in short term borrowings and $4.4 million in long term borrowings. We repaid these borrowings in the first nine months of 2009 using increased deposits.

     Stockholders' Equity. Total stockholders' equity increased by $433,000 or 2.2%, to $20.5 million at September 30, 2009 from $20.0 million at December 31, 2008. The increase resulted principally from increases of $373,000 in accumulated other comprehensive income and $44,000 in net income for the nine months ended September 30, 2009.

     Non-Performing Assets. At September 30, 2009, the Company had $93,000 in loans classified as non-performing assets compared to $146,000 in loans classified as non-performing at December 31, 2008. At September 30, 2009 management has evaluated the Bank's loan loss reserve and believes it is adequately funded based on the quality of the current loan portfolio. At September 30, 2009, there were no loans or other assets that are not disclosed or disclosed as classified or special mention, where known information about possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans in the future.

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






                                                  For the Three Months Ended September 30,
                                    -------------------------------------------------------------------
                                                  2009                                2008
                                    -------------------------------  ----------------------------------
                                                Interest                           Interest
                                    Average      Income/    Yield/    Average      Income/       Yield/
                                    Balance     Expense     Cost      Balance      Expense       Cost
                                    ----------  ----------  -------  ------------  -----------  ---------
                                                            (Dollars in thousands)
Interest-earning assets:
Loans.........................      $  117,379  $    1,669    5.69%    $  134,873  $    1,962     5.82%
Securities....................          52,972         415    3.13         29,211         350     4.79
Mortgage-backed securities....          27,468         264    3.84         24,997         288     4.61
Other.........................           5,335           2    0.15          3,063          14     1.83
                                    ----------  ----------             ----------  ----------
   Total interest-earning assets       203,154       2,350    4.63%       192,144       2,614     5.44%
                                                ----------             ----------  ----------
Non-interest-earning assets...           4,625                              5,554
                                    ----------                         ----------
   Total assets...............      $  207,779                         $  197,698
                                    ==========                         ==========

Interest-bearing liabilities:
NOW accounts..................      $    8,627  $       13    0.60%    $    7,776  $       24     1.23%
Passbook savings..............          15,827          26    0.66         14,248          32     0.90
Money market savings..........          22,787          88    1.54         11,860          57     1.92
Individual retirement accounts          17,857         161    3.61         16,339         177     4.33
Certificates of deposit.......          77,475         556    2.87         75,916         708     3.73
Borrowings....................          37,426         404    4.32%        44,838         465     4.15%
                                    ----------  ----------             ----------  ----------
   Total interest-bearing
     liabilities..............         179,999       1,248    2.77%       170,977       1,463     3.42%
                                    ----------  ----------             ----------  ----------
Non-interest-bearing liabilities:
Demand deposits.........                 3,763                              3,220
Other.........................           3,877                              3,671
                                    ----------                         ----------
     Total liabilities........         187,639                            177,868
Stockholders' equity..........          20,140                             19,830
                                    ----------                         ----------
   Total liabilities and
     stockholders' equity.....      $  207,779                         $  197,698
                                    ===========                        ==========

Net interest income...........                  $    1,102                         $    1,151
                                                ==========                         ==========
Interest rate spread (1)......                                1.86%                               2.02%
Net interest-earning assets (2)     $   23,155                         $   21,167
                                    ===========                        ==========
                                                      2.17%
Net interest margin (3).......                                                            2.40%
Average interest-earning assets
   to average interest-bearing
   liabilities................             113%                               112%
---------------------

(1) Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)  Net interest margin represents net interest income divided by total interest
     -earning assets.



                                                 For the Nine Months Ended September 30,
                                    -------------------------------------------------------------------
                                                  2009                                2008
                                    -------------------------------  ----------------------------------
                                                Interest                           Interest
                                    Average      Income/    Yield/    Average      Income/       Yield/
                                    Balance     Expense     Cost      Balance      Expense       Cost
                                    ----------  ----------  -------  ------------  -----------  ---------
                                                            (Dollars in thousands)
Interest-earning assets:
Loans.........................      $  124,995  $    5,333    5.69 %    $  28,300  $    5,626     5.85%
Securities....................          37,676         983    3.48          9,018       1,033     4.75
Mortgage-backed securities....          28,386         889    4.18          3,138         792     4.56
Other.........................           5,771           5    0.12          5,055         104     2.74
                                    ----------  ----------             ----------  ----------
   Total interest-earning assets       196,828       7,210    4.88%       185,511       7,555     5.43%
                                                ----------                         ----------
Non-interest-earning assets...           4,513                              5,122
                                    ----------                         ----------
   Total assets...............      $  201,341                         $  190,633
                                    ==========                         ==========

Interest-bearing liabilities:
NOW accounts..................      $    8,118  $       41    0.67%     $   6,733  $       51     1.01%
Passbook savings..............          14,476          76    0.70         13,984         103      .98
Money market savings.........           20,182         267    1.76         11,307         176     2.08
Individual retirement accounts          17,519         494    3.76         16,246         538     4.42
Certificates of deposit.......          75,369       1,708    3.02         75,456       2,337     4.13
Borrowings....................          38,703       1,235    4.25         40,774       1,274     4.17
                                    ----------  ----------             ----------  ----------
   Total interest-bearing
      liabilities..............         174,367       3,821   2.92%       164,500       4,479     3.63%
                                    ----------  -----------             ---------  ----------
Non-interest-bearing liabilities:
Demand deposits.........                 3,580                              3,202
Other.........................           3,154                              2,904
                                    ----------                         ----------
     Total liabilities........         181,101                            170,606
Stockholders' equity..........          20,240                             20,027
                                    ----------                         ----------
   Total liabilities and
     stockholders' equity.....      $  201,341                         $  190,633
                                    ===========                        ==========

Net interest income...........                  $    3,389                         $    3,076
                                                ==========                         ==========
Interest rate spread (1)......                                1.96%                               1.80%
Net interest-earning assets (2)     $   22,461                         $   21,011
                                    ===========                        ==========

Net interest margin (3).......                        2.30%                              2.21%
Average interest-earning assets
   to average interest-bearing
   liabilities................             113%                               113%


Comparison of Operating Results for the Three Months Ended September 30, 2009 and September 30, 2008

     General. We had a net loss of $34,000 for the three months ended September 30, 2009 compared to net income of $1,000 for the three months ended September 30, 2008. The decrease of $35,000 in net income for the third quarter of 2009 compared to the third quarter of 2008 resulted primarily from a decrease in net interest income of $49,000, an increase in other expense of $88,000, partially offset by an increase in other income of $44,000, and a decrease in income tax expense of $57,000. The decrease in net interest income was the result of a volume reduction in higher yielding assets, mainly mortgages, being replaced by an increased volume of lower yielding assets, primarily investment securities, partially offset by the Company's ability to reduce the deposit costs in a low interest rate environment. The net interest margin decreased to 2.17% in the third quarter of 2009 from 2.40% in the third quarter of 2008. Another factor that negatively affected the third quarter of 2009 compared to the third quarter of 2008 was an additional $74,000 in FDIC premium expense recorded in other expense.

     Interest and Dividend Income. Interest and dividend income decreased by $264,000 or 10.1%, to $2.3 million for the three months ended September 30, 2009 from $2.6 million for the three months ended September 30, 2008. The decrease in interest and dividend income resulted from a $293,000 or 14.9% decrease in interest income from loans, a $24,000 or 8.3% decrease in interest income from mortgage-backed securities, a $12,000 or 85.7% decrease in other interest income primarily interest earning demand accounts, partially offset by a $65,000 or 18.6% increase in securities income. Average interest-earning assets increased by $11.0 million, or 5.7%, to $203.2 million for the three months ended September 30, 2009 from $192.1 million for the three months ended September 30, 2008. The yield on interest-earning assets decreased by 81 basis points to 4.63% for the three months ended September 30, 2009 compared to 5.44% for the three months ended September 30, 2008, reflecting a yield decrease in all interest earning asset categories as a result of a decrease in interest rates by the Federal Reserve from a Federal Fund rate of 2.00% at September 30, 2008 to a targeted Federal Fund rate range of 0.00% - 0.25% at September 30, 2009.

     Interest Expense. Interest expense decreased $215,000 or 14.7%, to $1.2 million for the three months ended September 30, 2009 from $1.5 million for the three months ended September 30, 2008. The decrease in interest expense resulted from lower average rates paid on these liabilities despite an increase in the aggregate average balance. The average balance of interest-bearing liabilities increased $9.0 million, or 5.3%, to $180.0 million for the three months ended September 30, 2009 compared to $171.0 million for the three months ended September 30, 2008. The average cost of interest-bearing liabilities decreased by 65 basis points to 2.77% for the three months ended September 30, 2009 from 3.42% for the three months ended September 30, 2008. The average cost of deposit accounts decreased by 79 basis points to 2.37% for the three months ended
September 30, 2009 compared to 3.16% for the three months ended September 30, 2008. The average cost of borrowings increased by 17 basis points to 4.32% for the three months ended September 30, 2009 compared to 4.15% for the three months ended September 30, 2008. The decrease in interest expense reflects the Bank's management of lower deposit costs in a historically low interest rate environment.

At September 30, 2009, we had $27.1 million of certificates of deposit, including IRAs that will mature during the fourth quarter of 2009 with a weighted average cost of 2.65%. Based on current market rates, if these funds remain with Fairport Savings Bank with similar maturities, the rates paid on these deposits will decrease.

     Net Interest Income. Net interest income decreased $49,000 or 4.3%, to $1.1 million for the three months ended September 30, 2009 from $1.2 million for the three months ended September 30, 2008. The decrease in net interest income was due primarily to an increase in lower yielding earning assets, partially offset by a lower average cost of deposits lowering the overall cost of interest bearing liabilities. The Company's net interest margin decreased 23 basis points to 2.17% for the three months ended September 30, 2009 from 2.40% for the three months ended September 30, 2008.

     Provision for Loan Losses. Based on management's evaluation of the factors that determine the level of the allowance for loan losses, we recorded $7,000 in provision for loan losses for the three month period ended September 30, 2009 compared to an $8,000 provision for loan losses for the three months ended September 30, 2008. The allowance for loan losses as of September 30, 2009 was $360,000 or 0.31% of total loans, compared to $335,000 or 0.24% of total loans as of September 30, 2008. We ended the quarter with $93,000 in non-accrual loans as of September 30, 2009 compared to no non-accrual loans as of September 30, 2008. We recorded a $4,000 charge off in the third quarter of 2009 compared to no charge offs in the third quarter of 2008. We had no foreclosed real estate at September 30, 2009 or 2008.

     Other Income. Total other income increased $44,000 or 49.4%, to $133,000 for the three months ended September 30, 2009 compared to $89,000 for the three months ended September 30, 2008. In the three months ended September 30, 2009, there was an increase of $19,000 in other income primarily from mortgage fees and gain on sale of mortgage loans in the secondary market and a $16,000 increase in service fee income in deposit account service charge fees, partially offset by a decrease of $48,000 in commissions from Oakleaf Services insurance/annuity and security sales. In the three months ended September 30, 2008, the Company recorded a $57,000 other-than-temporary impairment loss related to its investment in Freddie Mac common stock; there was no other-than-temporary impairment loss recorded in 2009.

     Other Expense. Total other expense increased $88,000, or 7.4%, to $1.3 million for the three months ended September 30, 2009 compared to $1.2 million for the three months ended September 30, 2008. The increase was primarily the result of a $74,000 increase in FDIC insurance premium expense to $80,000 for the three months ended September 30, 2009, compared to $6,000 for the three months ended September 30, 2008. Advertising expense increased by $22,000, other expense increased by $23,000, occupancy expense increased by $12,000, and equipment expense increased by $8,000 primarily due to additional expenses associated with the new Webster branch that opened in the third quarter of 2009. The increase was partially offset by a decrease in salaries and benefits expense of $42,000 resulting from two management positions left vacant, and board approved reductions in year end incentive and discretionary pension contribution accruals in the third quarter of 2009 compared to the third quarter of 2008.

     Income Tax Expense. We had pre-tax loss of $57,000 for the three months ended September 30, 2009 versus pre-tax income of $35,000 for the three months ended September 30, 2008, which resulted in a $23,000 tax benefit for the three months ended September 30, 2009, versus a $34,000 tax expense for the three months ended September 30, 2008, a change of $57,000. The effective tax benefit rate was 40.3% for the three months ended September 30, 2009 compared to a tax expense rate of 97.1% for the three months ended September 30, 2008 due to no tax benefit recognized as a result of the $57,000 other-than-impairment loss recorded in 2008 for tax purposes as a capital loss.

Comparison of Operating Results for the Nine Months Ended September 30, 2009 and September 30, 2008

     General. We had net income of $44,000 for the nine months ended September 30, 2009 compared to a net loss of $95,000 for the nine months ended September 30, 2008. The $139,000 improvement was attributable to an increase in net interest income of $313,000, an increase in other income of $202,000, partially offset by an increase in other expenses of $331,000, a $7,000 increase in the provision for loan losses, and an increase in income tax of $38,000. The net interest income improvement was generated by an increase in interest-earning assets and the Company's ability to reduce the deposit costs in a low interest rate environment, both of which positively impacted the net interest margin in the first nine months of 2009 compared to the first nine months of 2008. Decreased short term interest rates have provided an opportunity to lower our costs on deposits at a faster rate than our interest earning assets, providing positive results in our net interest margin. The net interest margin increased by 9 basis points to 2.30% for the nine months ended September 30, 2009 from 2.21% for the nine months ended September 30, 2008.

     Interest and Dividend Income. Interest and dividend income decreased by $345,000 or 4.6% to $7.2 million for the nine months ended September 30, 2009 from $7.6 million for the nine months ended September 30, 2008. The $345,000 decrease in interest and dividend income resulted primarily from a $293,000 or 5.2% decrease in interest income from loans, a $50,000 or 4.8% decrease in interest income from securities, and a $99,000 or 95.2% decrease in interest income from other sources, partially offset by a $97,000 or 12.3% increase in mortgage-backed securities interest income. Average interest-earning assets increased by $11.3 million, or 6.1%, to $196.8 million for the nine months ended September 30, 2009 from $185.5 million for the nine months ended September 30, 2008. The yield on interest earning assets decreased by 55 basis points to 4.88% for the nine months ended September 30, 2009 compared to 5.43% for the nine months ended September 30, 2008, reflecting decreases in interest yields in all asset categories due to the 175 basis point drop in interest rates by the Federal Reserve since September 30, 2008.

     Interest Expense. Interest expense decreased $658,000, or 14.7%, to $3.8 million for the nine months ended September 30, 2009 from $4.5 million for the nine months ended September 30, 2008. The decrease in interest expense resulted from lower average rates paid on deposit liabilities despite an increase in the aggregate average balance. Average balances in interest bearing liabilities increased $9.9 million, or 6.0%, to $174.4. million for the nine months ended September 30, 2009 compared to $164.5 million for the nine months ended September 30, 2008. The average cost of interest-bearing liabilities decreased by 71 basis points to 2.92% for the nine months ended September 30, 2009 from 3.63% for the nine months ended September 30, 2008. The average cost of deposit accounts decreased by 91 basis points to 2.54% for the nine months ended September 30, 2009 compared to 3.45% for the nine months ended September 30, 2008. The average cost of borrowings increased by 8 basis points to 4.25% for the nine months ended September 30, 2009 compared to 4.17% for the nine months ended September 30, 2008. The decrease in interest expense reflects a lower cost of funds in deposits in a lower interest rate environment.

     Net Interest Income. Net interest income increased $313,000, or 10.2%, to $3.4 million for the nine months ended September 30, 2009 from $3.1 million for the nine months ended September 30, 2008. The increase in net interest income was due primarily to a decrease in the average cost of our interest-bearing liabilities of 71 basis points, while the average yield on our interest-earning assets decreased by 55 basis points. Our net interest margin increased by 9 basis points to 2.30% for the nine months ended September 30, 2009 from 2.21% for the nine months ended September 30, 2008. The increase in net interest margin was also attributable to the effect of a decrease of 175 basis points in short term rates by the Federal Reserve Bank from September 30, 2008 to September 30, 2009.

     Provision for Loan Losses. Based on management's evaluation of the factors that determine the level of the allowance for loan losses, we recorded a $21,000 provision for loan losses for the nine month period ended September 30, 2009 compared to the $14,000 provision for loan losses for the nine month period ended September 30, 2008. Management believes we continue to maintain exceptional credit quality within our loan portfolio with one charge-off of $4,000 recorded within the first nine months of 2009. The allowance for loan losses as of September 30, 2009 was $360,000, or 0.31% of total loans, compared to $335,000, or 0.24% of total loans as of September 30, 2008. We had non-accrual loans totaling $93,000, or 0.08% of total loans receivable as of September 30, 2009 compared to no non-accrual loans as of September 30, 2008.

     Other Income. Total other income increased $202,000, or 64.3%, to $516,000 for the nine months ended September 30, 2009 compared to $314,000 for the nine months ended September 30, 2008. The primary increase was due to the Bank completing a sale of $5.3 million mortgage-backed securities on which it recorded a pre-tax gain on sale of securities of $92,000 in May 2009. We also had an increase of $40,000 in service fees resulting from an increase in checking account service charge fees and an $87,000 increase in other income which was primarily the result of mortgage fees, and gain on sale of fixed rate mortgages to Freddie Mac. The Company recorded a $57,000 other-than-temporary impairment loss on its available for sale securities in 2008, with no other-than-temporary impairment loss recorded in 2009. There was also a $74,000 reduction in fee income in the first nine months of 2009 compared to 2008 resulting from a decrease in Oakleaf subsidiary revenue.

     Other Expense. Total other expense increased $331,000, or 9.5%, to $3.8 million for the nine months ended September 30, 2009 compared to $3.5 million for the nine months ended September 30, 2008. The increase was primarily the result of an additional $248,000 in FDIC premiums due to the $91,000 special assessment accrued in the second quarter and a $157,000 combined first, second and third quarter assessment at increased rates over the prior year. There was a $23,000 increase in salaries and benefits expense primarily due to annual cost of living raises effective January 1 of each year, additional expenses associated with new branch staffing, partially offset by savings in incentive and pension benefit accruals with a board approved expense reduction plan implemented in February 2009. In the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 there was also an increase in occupancy expense of $33,000, and an increase in equipment expense of $20,000, and an increase in other expense of $29,000 due to additional expenses associated with the new Webster branch, partially offset by $43,000 less in advertising expense due to a decrease in deposit product promotions.

     Income Taxes. We had pre-tax net income of $62,000 for the nine months ended September 30, 2009 versus a pre-tax loss of $115,000 for the nine months ended September 30, 2008, which resulted in a $18,000 tax expense for the nine months ended September 30, 2009, versus a $20,000 tax benefit for the nine months ended September 30, 2008, a change of $38,000. The effective tax rate was 29.0% for the nine months ended September 30, 2009 compared to (17.4%) for the nine months ended September 30, 2008.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of New York, maturities and principal repayments of securities, and recently, but to a lesser extent, loan sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our asset/liability management committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 10.0% or greater. For the quarter ended September 30, 2009, our liquidity ratio averaged 18.8%. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2009.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2009, cash and cash equivalents totaled $10.0 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2009, we had $2.8 million in loan commitments outstanding. In addition to commitments to originate loans, we had $7.9 million in unused lines of credit to borrowers. Certificates of deposit, including individual retirement accounts comprised solely of certificates of deposits, due within one year of September 30, 2009 totaled $73.9 million, or 74.3% of our certificates of deposit and 46.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds including loan sales, other deposit products, including certificates of deposit, and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2010. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is and will continue to be originating loans. During the three months ended September 30, 2009, we originated $6.8 million of loans.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank borrowings. We experienced a net increase in total deposits of $18.1 million for the quarter ended September 30, 2009. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provides an additional source of funds. Federal Home Loan Bank borrowings decreased by $8.3 million to $37.2 million for the nine months ended September 30, 2009, compared to a net increase of $17.0 million to $42.6 million for the nine months ended September 30, 2008. Historically, Federal Home Loan Bank borrowings have primarily been used to fund loan demand and expanding the investment portfolio. At September 30, 2009, we had the ability to borrow approximately $87.8 million from the Federal Home Loan Bank of New York, of which $37.2 million had been advanced.

Fairport Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2009, Fairport Savings Bank exceeded all regulatory capital requirements, and was considered "well capitalized" under regulatory guidelines.

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

At September 30, 2009 and 2008, we had $2.8 million and $3.6 million, respectively, of commitments to grant loans, and $7.9 million and $7.7 million, respectively, of unfunded commitments under lines of credit.

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

Item 1A. Risk Factors

     In addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the Year Ended December 31, 2008, and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The FDIC Has Proposed A Rule That Would Require Us to Prepay Our Insurance Premiums

     On September 29, 2009, the Federal Deposit Insurance Corporation issued a proposed rule pursuant to which all insured depository institutions would be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Under the proposed rule, this pre-payment would be due on December 30, 2009. Under the proposed rule, the assessment rate for the fourth quarter of 2009 and for 2010 would be based on each institution's total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 would be equal to the modified third quarter assessment rate plus an additional 3 basis points. In addition, each institution's base assessment rate for each period would be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Based on our deposits and assessment rate at September 30, 2009, we estimate that our prepayment amount will be approximately $852,687. We expect that we will be able to make the prepayment from available cash on hand.

A Legislative Proposal Has Been Introduced That Would Eliminate our Primary Federal Regulator and Require us to Convert to a National Bank or State Bank.

     The House Financial Services Committee has released a draft of proposed restructuring legislation that would implement sweeping changes to the current bank regulatory structure. The proposed legislation, developed in conjunction with the U.S. Treasury Department, would establish a Financial Services
Oversight Council and merge our primary regulator, the Office of Thrift Supervision, into the Office of the Comptroller of the Currency, the primary federal regulator for national banks. The proposal also contemplates that a division of thrift supervision within the Office of the Comptroller of the Currency would regulate federal thrifts. The proposal, if adopted, also would subject FSB Community Bankshares, Inc. to be regulated as a bank holding company by the Federal Reserve Board.

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

     None.

Item 5. Other Information

     None.

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

                                           FSB COMMUNITY BANKSHARES, INC.


Date:    November 13, 2009                 /s/ Dana C. Gavenda
                                           -----------------------------------
                                           Dana C. Gavenda
                                           President and Chief Executive Officer


Date:    November 13, 2009                 /s/ Kevin D. Maroney
                                           -----------------------------------
                                           Kevin D. Maroney
                                           Executive Vice President and Chief
                                           Financial Officer