Form 10-K
period 2009-12-31
FSB Community Bankshares Inc
filed 2010-03-29
CIK 1389797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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

(585) 223-9080
(Issuer’s Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
None

Title of Class	Name of Each Exchange On Which Registered

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.10 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐   NO ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
YES ☐   NO ☒.

    Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 of 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such requirements for the past 90 days.

(1)  YES ☒   NO ☐

(2)  YES ☒   NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files).  YES ☐     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐   NO ☒

As of June 30, 2009 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2009, was $4.2 million.

As of March 29, 2010, there were 1,785,000 shares of the Registrant’s common stock, par value $0.10 per share, outstanding, of which 946,050 shares, or 53%, were held by FSB Community Bankshares, MHC, the Registrant’s mutual holding company parent.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2010 Annual Meeting of Stockholders (Parts II and III).
2.	Annual Report to Shareholders for the year ended December 31, 2009 (Part II).

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

FSB Community Bankshares, MHC

FSB Community Bankshares, MHC is a federally chartered mutual holding company and it currently owns 53.0% of the outstanding common stock of FSB Community Bankshares, Inc.  FSB Community Bankshares, MHC has not engaged in any significant business other than owning the common stock of FSB Community Bankshares, Inc.  So long as FSB Community Bankshares, MHC exists, it is required to own a majority of the voting stock of FSB Community Bankshares, Inc.  The executive office of FSB Community Bankshares, MHC is located at 45 S. Main Street, Fairport, New York 14450, and its telephone number is (585) 223-9080.  FSB Community Bankshares, MHC is subject to comprehensive regulation and examination by the Office of Thrift Supervision (“OTS”).

FSB Community Bankshares, Inc.

FSB Community Bankshares, Inc. is a federally chartered mid-tier stock holding company of Fairport Savings Bank.   FSB Community Bankshares, Inc. owns 100% of the common stock of Fairport Savings Bank and has approximately $3 million in investment securities. FSB Community Bankshares, Inc. has not engaged in any significant business activity other than owning the common stock of Fairport Savings Bank and $3.0 million in investment securities, and currently does not intend to expand materially its business activities, other than through its ownership of Fairport Savings Bank (the “Bank”).

FSB Community Bankshares, Inc. completed its initial public offering in August 2007 by selling 838,950 shares, or 47.0% of our outstanding common stock, at a price of $10.00 per share, to the Bank’s eligible depositors, the Bank’s employee stock ownership plan and the public.  Additionally, we issued 946,050 shares, or 53.0% of our common stock, to FSB Community Bankshares, MHC our federally chartered mutual holding company parent.

At December 31, 2009, we had total consolidated assets of $214.4 million, total deposits of $156.5 million and stockholders’ equity of $20.4 million.  Our consolidated net income for the year ended December 31, 2009 was $68,000.

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

Fairport Savings Bank

Fairport Savings Bank is a federally chartered savings bank headquartered in Fairport, New York and was originally founded in 1888.  Fairport Savings Bank conducts business from its main office in Fairport, New York and our branch offices located in Penfield, New York which opened in 2003, Irondequoit, New York, which opened in January 2007 and Webster, New York which opened in September 2009.  The telephone number at our main office is (585) 223-9080.  Fairport Savings Bank is subject to comprehensive regulation and examination by the OTS.

Our principal business consists of originating one-to-four-family residential real estate mortgage loans and home equity lines of credit, and to a lesser extent, originations of commercial real estate, multi-family, construction and other consumer loans.  We attract retail deposits from the general public in the areas surrounding our main office and our branch offices. We offer our customers a variety of deposit products with interest rates that are competitive with those of similar products offered by other financial institutions in our market area.  Loans that we sell into the secondary market consist of long-term, fixed-rate residential real estate mortgage loans.  We retain the servicing rights on all loans that we sell.  Our loans are sold without recourse.  We have not entered into loan participations in recent years.  Our revenues are derived primarily from interest on loans and, to a lesser extent, interest on investment securities and mortgage-backed securities. We also generate revenues from fees and service charges.  Our primary sources of funds are deposits, borrowings, and principal and interest payments on loans and securities. Additionally, we derive a portion of our non-interest income through Oakleaf Services Corporation, our subsidiary that offers non-deposit investments such as annuities, insurance products and mutual funds.

On August 14, 2009 the Board of Directors of Fairport Savings Bank approved through resolution the formation of a wholly-owned subsidiary to be known as Fairport Mortgage Corp. (“Mortgage Subsidiary”) in order to provide a wider array of residential loan products to a larger customer base within our markets.  We expect to receive approval from all applicable regulatory agencies and begin supplementing our services and product offerings through Fairport Mortgage Corp. during the second quarter of 2010.

Market Area

Fairport Savings Bank considers its market area to consist of Monroe County, New York, and to a lesser extent, the surrounding counties in Western New York. Monroe County is a suburban market dominated by the City of Rochester, the third largest city in the State of New York. In 2008, Monroe County had a population of 735,000.  Population growth has been largely stagnant over the last two decades. The Monroe County economy is largely dependent on several large manufacturing companies, as well as sizeable higher education and health care facilities centered in Rochester. The University of Rochester and Strong Memorial Hospital were two of the largest employers in the Rochester area in 2009. Rochester is also home to a number of international businesses, including Eastman Kodak, Bausch & Lomb, Constellation Brands and Paychex. Additionally, Xerox, while no longer headquartered in Rochester, has its principal offices and manufacturing facilities in Monroe County.

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

The majority of our depositors live and/or work in Monroe County, New York.  At June 30, 2009, the latest date for which information is available through the Federal Deposit Insurance Corporation, we held approximately 1.4% of the thrift and bank deposits available in Monroe County.

Our primary strategy for increasing and retaining our customer base is to offer competitive deposit and loan rates and product features, delivered with exceptional customer service.  Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our role as a community bank.

Lending Activities

Our principal lending activity is the origination of first mortgage loans to purchase or refinance one-to-four-family residential real estate.  We also originate a significant number of home equity lines of credit and, to a lesser extent, multi-family residential, construction, commercial real estate and other loans (consisting of automobile, passbook, overdraft protection and unsecured loans).  At December 31, 2009, one-to-four-family residential real estate mortgage loans totaled $105.0 million, or 90.2% of our loan portfolio, home equity lines of credit totaled $8.5 million, or 7.3% of our loan portfolio, commercial real estate loans totaled $1.8 million or 1.6% of our loan portfolio, and other loans totaled $1.0 million or 0.9% of our loan portfolio.

Our strategic plan continues to focus on residential real estate lending, whereby a portion of fixed-rate long term residential loan originations will be sold, on a servicing-retained basis, to increase non-interest income, and the remaining loans will be added to our loan portfolio for interest earning income. In 2009, we sold $13.9 million in long-term, fixed rate one-to-four-family real estate loans.  Our total loans sold and serviced as of December 31, 2009 was $16.8 million.  We may experience declines in the residential mortgage loan portfolio during 2010 if the economy continues to weaken.  Additionally, based on our desired interest rate sensitivity position, we may increase the amount of residential mortgages we sell in the secondary market.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
One-to-four-family residential(1)	$104,960	90.2%	$123,880	91.4%	$113,267	91.2%	$109,786	90.6%	$96,205	88.6%
Home equity lines of credit	8,496	7.3	8,214	6.1	6,622	5.3	6,929	5.7	7,209	6.6
Multi-family residential	781	0.7	846	0.6	918	0.7	1,040	0.9	1,110	1.0
Construction(2)	170	0.1	316	0.2	1,114	0.9	380	0.3	209	0.2
Commercial	1,809	1.6	2,119	1.6	2,123	1.7	2,745	2.3	3,488	3.2
Other loans	91	0.1	148	0.1	200	0.2	241	0.2	380	0.4

Total loans receivable	116,307	100.0%	135,523	100.0%	124,244	100.0%	121,121	100.0%	108,601	100.0%
Deferred loan origination costs	433		535		401		338		165
Allowance for loan losses	(368)		(345)		(319)		(322)		(331)

Total loans receivable, net	$116,372		$135,713		$124,326		$121,137		$108,435

(1) Includes $3.9 million, $4.7 million, $4.7 million, $3.9 million and $1.4 million of closed-end home equity loans at December 31, 2009, 2008, 2007, 2006 and 2005, respectively.
(2) Represents amounts disbursed at December 31, 2009, 2008, 2007, 2006 and 2005.

Loan Portfolio Maturities.  The following table summarizes the scheduled repayments of our gross loan portfolio at December 31, 2009.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2010.  Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One-to- Four Family Residential Real Estate Loans	Home Equity Lines of Credit	Multi- Family Residential Real Estate Loans	Construction Loans	Commercial Real Estate Loans	Other Loans	Total
	(In thousands)
Due During the Years Ending December 31,
2010	$31	$-	$-	$-	$45	$40	$116
2011	484	-	30	-	34	5	553
2012	554	-	-	-	-	17	571
2013 to 2014	6,043	-	90	-	36	29	6,198
2015 to 2019	21,401	-	163	-	305	-	21,869
2020 to 2024	20,884	-	109	-	888	-	21,881
2025 and beyond	55,563	8,496	389	170	501	-	65,119

Total	$104,960	$8,496	$781	$170	$1,809	$91	$116,307

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2009 that are contractually due after December 31, 2010.

	Due After December 31, 2010
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
One-to-four-family residential	$99,704	$5,225	$104,929
Home equity lines of credit	-	8,496	8,496
Multi-family residential	342	439	781
Construction	170	-	170
Commercial	792	972	1,764
Other loans	51	-	51
Total	$101,059	$15,132	$116,191

One-to-four-Family Residential Real Estate Mortgage Loans.  Our primary lending activity is the origination of one-to-four-family residential real estate mortgage loans.  At December 31, 2009 $105.0 million, or 90.2%, of our total loan portfolio consisted of one-to-four-family residential real estate mortgage loans.  We offer conforming and non-conforming, fixed-rate and adjustable-rate residential real estate mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $750,000.

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

One-to-four-family residential real estate mortgage loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which at December 31, 2009 was $417,000 for single-family homes in our market area.  We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.”  We generally underwrite jumbo loans in a manner similar to conforming loans generally with increased rates.  These loans are generally eligible for sale to various firms that specialize in purchasing non-conforming loans.  Jumbo loans are not uncommon in our market area.  For first mortgage loans with loan-to-value ratios in excess of 80% we require private mortgage insurance.

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

During periods of low interest rates such as we experienced in 2009 and are currently experiencing at the beginning of 2010, we may sell a portion of our newly originated fixed-rate residential real estate mortgage loans.  During 2009, we sold $13.9 million in long-term fixed rate residential mortgage loans. For the year ended December 31, 2009, we realized a gain of $58,000 on the sale of loans and we received servicing fees of $30,000.  As of December 31, 2009, the principal balance of loans serviced for others totaled $16.8 million.

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

Home Equity Lines of Credit.  We offer home equity lines of credit, which are primarily secured by a second mortgage on one-to-four-family residences.  At December 31, 2009, home equity lines of credit totaled $8.5 million, or 7.3% of total loans receivable.  At this date we had an additional $8.7 million of undisbursed home equity lines of credit.

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

Multi-Family Residential Loans.  Loans secured by multi-family real estate totaled $781,000 or 0.7%, of the total loan portfolio at December 31, 2009.  Multi-family residential loans generally are secured by rental properties.  All multi-family residential loans are secured by properties located within our lending area.  At December 31, 2009, we had seven multi-family loans with an average principal balance of $112,000, and the largest multi-family real estate loan had a principal balance of $389,000.  At December 31, 2009, all of our loans secured by multi-family real estate loans were performing in accordance with their terms.   Multi-family real estate loans are offered with fixed and adjustable interest rates.  Multi-family real estate loans are originated for terms of up to 20 years.  Adjustable-rate multi-family real estate loans are tied to the average yield on U.S. Treasury securities, subject to periodic and lifetime limitations on interest rate changes.

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

Construction Loans.  We originate construction loans for the purchase of developed lots and for the construction of single-family residences.  Construction loans are offered to individuals for the construction of their personal residences by a qualified builder (construction/permanent loans).  At December 31, 2009, construction loans totaled $170,000, or 0.1% of total loans receivable.  At December 31, 2009, the additional unadvanced portion of these construction loans totaled $655,000.

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

Commercial Real Estate Loans.  At December 31, 2009, $1.8 million, or 1.6% of our total loan portfolio consisted of commercial real estate loans.  Commercial real estate loans are secured by office buildings, mixed use properties, places of worship and other commercial properties.  We generally originate adjustable-rate commercial real estate loans with maximum terms of up to 15 years.  The maximum loan-to-value ratio of commercial real estate loans is 70%.  At December 31, 2009, we had 17 commercial real estate loans with an average outstanding balance of $106,000.  At December 31, 2009, our largest loan secured by commercial real estate consisted of a $501,000 loan secured by an office building/warehouse. At December 31, 2009 all of our loans secured by commercial real estate were performing in accordance with their terms.

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

Other Loans.  We offer a variety of loans secured by property other than real estate.  These loans include automobile, passbook, overdraft protection and unsecured loans.  At December 31, 2009, these other loans totaled $91,000, or 0.1% of the total loan portfolio.

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

For loans that we sell, we sell our loans without recourse.  Historically, we have retained the servicing rights on all residential real estate mortgage loans that we have sold.  At December 31, 2009, we were servicing loans owned by others with a principal balance of $16.8 million.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.  We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. We have not engaged in loan purchases or entered into loan participations in recent years.  The value of servicing rights was not material at December 31, 2009.

The following table shows our loan originations, sales and repayment activities for the years indicated.

	For the year ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Total loans at beginning of period	$135,523	$124,244	$121,121	$108,601	$99,301
Loan originations:
Real estate loans:
One-to four-family residential	26,303	25,479	19,198	22,721	15,402
Home equity lines of credit	1,199	2,184	1,431	2,295	3,061
Multi-family residential	-	-	-	137	374
Construction	1,485	2,818	-	1,115	1,656
Commercial	-	-	-	-	1,280
Other loans	56	129	113	165	127
Total loans originated	29,043	30,610	20,742	26,433	21,900

Sales and loan principal repayments:
Deduct:
Principal repayments	34,360	16,454	16,605	12,734	12,320
Loan sales	13,899	2,877	1,014	1,179	280
Net loan activity	(19,216)	11,279	3,123	12,520	9,300
Total loans at end of period	$116,307	$135,523	$124,244	$121,121	$108,601

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

Loans to One Borrower.  A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral, which generally does not include real estate.  Our loans to one borrower limit under this regulation is $5.1 million (including the additional amount).  Our policy provides that loans to one borrower (or related borrowers) should not exceed $750,000.  At December 31, 2009, we had one loan exceeding this amount for $944,000 which was secured by the borrower’s primary residence. This loan was performing in accordance with its terms.  Our next largest lending relationship to one borrower at December 31, 2009 totaled $836,000, and was secured by the borrower’s primary residence. This loan was performing in accordance with its terms.

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

Loans are generally placed on non-accrual status when payment of principal or interest is more than 90 days delinquent, unless the loans are well-secured and in the process of collection.  Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt or if the loan has been restructured.  At December 31, 2009, 2008, 2007, 2006 and 2005, we had no restructured loans. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received.  The loan may be returned to accrual status if unpaid principal and interest are repaid so that the loan is less than 90 days delinquent and a satisfactory payment history has been established.  Loans not secured by real estate will be charged-off if they become 120 days past due. At December 31, 2009 we had one non-performing loan, which was a   one-to-four-family residential property for $23,000 and which, in the opinion of management was adequately collateralized.

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four-family residential	$23	$121	$63	$143	$70
Home equity lines of credit	—	25	—	28	—
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Other loans	—	—	—	—	—
Total	23	146	63	171	70

Accruing loans 90 days or more past due:	—	—	—	—	—

Total non-performing loans	23	146	63	171	70

Foreclosed real estate	79	—	—	—	225
Other non-performing assets	—	—	—	—	—

Total non-performing assets	$102	$146	$63	$171	$295

Ratios:
Total non-performing loans to total loans	0.02%	0.11%	0.05%	0.14%	0.06%
Total non-performing loans to total assets	0.01%	0.07%	0.04%	0.11%	0.05%
Total non-performing assets to total assets	0.05%	0.07%	0.04%	0.11%	0.21%

For the year ended December 31, 2009, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $543.  Interest income recognized on such loans for the year ended December 31, 2009 was $790.

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at the dates indicated.

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2009
Real estate loans:
One-to-four-family residential	2	$224	—	$—	2	$224
Home equity lines of credit	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans			—	—	—	—
Total	2	$224	—	$—	2	$224

At December 31, 2008
Real estate loans:
One-to-four-family residential	4	$59	—	$—	4	$59
Home equity lines of credit	1	17	—	—	1	17
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans	1	1	—	—	1	1
Total	6	$77	—	$—	6	$77

At December 31, 2007
Real estate loans:
One-to-four-family residential	8	$358	—	$—	8	$358
Home equity lines of credit	4	64	—	—	4	64
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	12	$422	—	$—	12	$422

At December 31, 2006
Real estate loans:
One-to-four-family residential	2	$110	—	$—	2	$110
Home equity lines of credit	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	2	$110	—	$—	2	$110

At December 31, 2005
Real estate loans:
One-to-four-family residential	6	$229	—	$—	6	$229
Home equity lines of credit	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	6	$229	—	$—	6	$229

Foreclosed Real Estate.  Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until sold.  When property is acquired it is recorded at the estimated fair market value at the date of foreclosure, establishing a new cost basis.  Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property.  Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At December 31, 2009, we had one foreclosed real estate for $79,000.

Classification of Assets.  Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.  Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.  As of December 31, 2009, we had no assets designated as special mention.

When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent.  The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date.  Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the Office of Thrift Supervision, which can require that we establish additional loss allowances.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of our review of our assets, at December 31, 2009, classified assets consisted of one substandard asset of $23,000, and no assets classified as doubtful or loss.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance at beginning of year	$345	$319	$322	$331	$307

Charge-offs:
Real estate loans:
One-to-four-family residential	5	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Other loans	—	—	3	9	2
Total charge-offs	5	—	3	9	2

Net charge-offs	5	—	3	9	2
Recoveries	—	2	—	—	—
Provision for loan losses	28	24	—	—	26

Balance at end of year	$368	$345	$319	$322	$331

Ratios:
Net charge-offs to average loans outstanding	0.00%	0.00%	0.00%	0.01%	0.00%
Allowance for loan losses to non-performing loans at end of year	1600.00%	236.30%	506.35%	188.30%	472.86%
Allowance for loan losses to total loans at end of year	0.32%	0.25%	0.26%	0.27%	0.30%

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

	At December 31,
	2009			2008			2007
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)

Real estate loans:
One-to-four-family residential	$205	55.7%	90.2%	$247	71.6%	91.4%	$218	68.3%	91.2%
Home equity lines of credit	62	16.9	7.3	67	19.4	6.1	67	21.0	5.3
Multi-family residential	6	1.6	0.7	6	1.7	0.6	7	2.2	0.7
Construction	1	0.3	0.1	2	0.6	0.2	5	1.6	0.9
Commercial	16	4.3	1.6	20	5.8	1.6	21	6.6	1.7
Other loans	1	0.3	0.1	1	0.3	0.1	1	0.3	0.2
Total allocated allowance	291		100.0	343	99.4	100.0	319	100.0	100.0
Unallocated allowance	77	20.9	—	2	0.6%	—	—	—	—
Total allowance for loan losses	$368	100.0%	100.0%	$345	100.0%	100.0%	$319	100.0%	100.0%

	At December 31,
	2006			2005
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)

Real estate loans:
One- to four-family residential	$228	70.8%	90.6%	$232	70.1%	88.6%
Home equity lines of credit	55	17.1	5.7	44	13.3	6.6
Multi-family residential	8	2.5	0.9	8	2.4	1.0
Construction	2	0.6	0.3	1	0.3	0.2
Commercial	28	8.7	2.3	35	10.6	3.2
Other loans	1	0.3	0.2	1	0.3	0.4
Total allocated allowance	322	100.0	100.0	321	97.0	100.0
Unallocated allowance	—	—	—	10	3.0	—
Total allowance for loan losses	$322	100.0%	100.0%	$331	100.0%	100.0%

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

Debt and equity securities investment accounting guidance requires that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent.  Securities available-for-sale are reported at fair value, while securities held to maturity are reported at amortized cost. We do not have a trading portfolio.

At December 31, 2009 our investment portfolio, classified as available for sale, consisted of: $54.8 million, or 25.6% of total assets, of U.S. Government and federal agency obligations with a fair value of $54.6 million; $20.4 million, or 9.5% of total assets, of mortgage-backed securities guaranteed by Fannie Mae, Ginnie Mae, Federal Farm Credit and Freddie Mac with a fair value of $20.8 million; and Freddie Mac stock with a cost basis of $9,000, and a fair value of $12,000.   Our investment portfolio, classified as held to maturity, consisted of: $6.1 million, or 2.8% of total assets, of mortgage-backed securities guaranteed by Fannie Mae, Ginnie Mae, Federal Farm Credit and Freddie Mac with a fair value of $6.2 million.

U.S. Government and Federal Agency Obligations.  U.S. Government and federal agency securities are utilized as shorter-term investment vehicles and as an alternative to loan originations.  Investment in U.S. government and agency securities provide lower yields than loans, however, they provide greater liquidity on a short-term basis.

Mortgage-Backed Securities.  We purchase both fixed-rate and adjustable-rate mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.  We invest in mortgage-backed securities to achieve higher interest income and monthly cash flow with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Federal Farm Credit, Fannie Mae or Ginnie Mae.

Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages.  Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we invest only in mortgage-backed securities backed by one-to-four-family mortgages.  The issuers of such securities (generally Ginnie Mae, a U.S. Government agency, and government sponsored enterprises, such as Fannie Mae, Federal Farm Credit, and Freddie Mac) pool and resell the participation interests in the form of securities to investors such as Fairport Savings Bank, and guarantee the payment of principal and interest to investors.  Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements.  However, mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities.  In addition, mortgage-backed securities may be used to collateralize our specific liabilities and obligations.  Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities.  We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.  Our mortgage-backed securities portfolio contains no sub-prime mortgage loans and has no exposure to sub-prime investment activity.

The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.

	At December 31,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities held to maturity:
U.S. Government and agency obligations	$—	$—	$—	$—	$18,997	$19,031
Mortgage-backed securities - residential	6,098	6,183	7,289	7,091	9,553	9,566
Total securities held to maturity	$6,098	$6,183	$7,289	$7,091	$28,550	$28,597

Securities available for sale:
U.S. Government and agency obligations	$54,842	$54,629	$22,196	$22,229	$—	$—
Mortgage-backed securities - residential	20,369	20,842	21,785	21,690	—	—
Equity Securities	9	12	9	6	65	244
Total securities available for sale	$75,220	$75,483	$43,990	$43,925	$65	$244

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at December 31, 2009 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  All of our securities at December 31, 2009 were taxable securities.  Equity securities consisting of Freddie Mac common stock with a cost of $9,000 and a fair value of $12,000 have no maturity date.  Accordingly, they are not included in the table.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Securities held to maturity:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$6,098	2.86%	$6,098	$6,183	2.86%

Securities available for sale:
U.S. Government and agency obligations	$—	—%	$5,525	1.47%	$15,045	2.42%	$34,272	3.42%	$54,842	$54,629	2.95%
Mortgage-backed securities	—	—%	—	—%	—	—%	20,369	3.95%	20,369	20,842	3.95%
Total securities available for sale	$—	—%	$5,525	1.47%	$15,045	2.42%	$54,641	3.62%	$75,211	$75,471	3.23%

Sources of Funds

General.  Deposits traditionally have been our primary source of funds for our lending and investment activities.  We also borrow, primarily from the Federal Home Loan Bank of New York; to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage our cost of funds.  Our additional sources of funds are scheduled loan payments, loan prepayments, maturing investments, mortgage-backed securities amortizations and pre-payments, proceeds of loan sales, and retained earnings.

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

At December 31, 2009, our deposits totaled $156.5 million.  Specifically, at December 31, 2009, NOW accounts totaled $9.1 million, savings accounts totaled $26.7 million, money market accounts totaled $22.6 million and non-interest bearing checking accounts totaled $4.0 million. At December 31, 2009, certificates of deposit, including individual retirement accounts (all of which were certificate of deposit accounts), totaled $94.1 million, of which $65.3 million had remaining maturities of one year or less.  Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the years indicated.

	For the Years Ended December 31,
	2009			2008			2007
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
NOW	$8,333	5.8%	0.67%	$6,940	5.4%	1.08%	$5,721	4.9%	0.65%
Savings	17,392	12.1	0.84	13,897	10.9	0.96	14,306	12.1	1.29
Money market	20,868	14.5	1.61	12,429	9.7	2.12	10,400	8.8	2.89
Individual retirement accounts	17,681	12.3	3.67	16,362	12.8	4.33	15,733	13.3	4.44
Certificates of deposit	76,104	52.8	2.92	74,725	58.6	3.96	68,672	58.2	4.51
Non-interest bearing demand deposits	3,620	2.5	—	3,256	2.6	—	3,214	2.7	—

Total deposits	$143,998	100.0%	2.37%	$127,609	100.0%	3.24%	$118,046	100.0%	3.66%

As of December 31, 2009, the aggregate amount of our outstanding certificates of deposit, including our individual retirement accounts, in amounts greater than or equal to $100,000 was approximately $26.1 million.  The following table sets forth the maturity of those certificates as of December 31, 2009.

At December 31, 2009
(In thousands)

Three months or less	$6,159
Over three months through six months	8,004
Over six months through one year	4,422
Over one year to three years	6,563
Over three years	920

Total	$26,068

The following table sets forth, by interest rate ranges, information concerning the period to maturity of our certificates of deposit, including our individual retirement accounts.

	At December 31, 2009
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
1.99% and below	$30,299	$3,888	$474	$268	$34,929	37.10%
2.00% to 2.99%	10,591	4,379	6,581	4,339	25,890	27.50
3.00% to 3.99%	20,016	1,008	199	757	21,980	23.35
4.00% to 4.99%	3,862	2,301	2,007	69	8,239	8.75
5.00% to 5.99%	577	816	1,693	20	3,106	3.30

Total	$65,345	$12,392	$10,954	$5,453	$94,144	100.00%

The following table sets forth our time deposits, including our individual retirement accounts classified by interest rate range at the dates indicated.

	At December 31,
	2009	2008	2007
	(In thousands)
Interest Rate Range:
1.99% and below	$34,929	$6,749	$-
2.00% to 2.99	25,890	20,705	473
3.00% to 3.99%	21,980	43,019	16,668
4.00% to 4.99%	8,239	13,351	44,244
5.00% to 5.99%	3,106	3,487	24,821

Total	$94,144	$87,311	$86,206

Borrowings.  Our long-term borrowings consist primarily of loans, commonly referred to as advances, from the Federal Home Loan Bank of New York.  Our advances carried a weighted average rate at December 31, 2009 of 4.22%.  At December 31, 2009, we had the ability to borrow approximately $87.4 million under our credit facilities with the Federal Home Loan Bank of New York of which $34.6 million were advanced.  Borrowings from the Federal Home Loan Bank of New York are secured by our investment in the common stock of the Federal Home Loan Bank of New York as well as by a blanket pledge of our mortgage portfolio not otherwise pledged.

Our short-term borrowings consist of Federal Home Loan Bank advances. The following table sets forth information concerning balances and interest rates on all of our short-term borrowings at and for the periods shown:

	At or For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Balance at end of year	$-	$3,850	$—
Average balance during year	180	536	499
Maximum outstanding at any month end	-	3,850	3,200
Weighted average interest rate at end of year	-	.46%	n/a
Average interest rate during year	-	.75%	6.01%

The Company also has a repurchase agreement with Morgan Keegan providing an additional $10 million in liquidity collateralized by the Company’s U.S. Government obligations. There were no advances outstanding under the repurchase agreement at December 31, 2009.

Subsidiary Activities

Oakleaf Services Corporation, our subsidiary, provides investment advisory services to our customers by providing annuities, insurance products and mutual funds.  At December 31, 2009 we had a $100,000 investment in Oakleaf Services Corporation, and during the year ended December 31, 2009, we derived $50,000 of fee income from Oakleaf Services Corporation.

On August 14, 2009 the Board of Directors of Fairport Savings Bank approved through resolution the formation of a wholly-owned subsidiary to be known as Fairport Mortgage Corp. (“Mortgage Subsidiary”) in order to provide a wider array of residential loan products to a larger customer base within our markets.  We expect to receive approval from all applicable regulatory agencies and begin supplementing our services and product offerings thorough Fairport Mortgage Corp. during the first quarter of 2010.

Personnel

As of December 31, 2009, we had 38 full-time employees and 4 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that our relationship with our employees is good.

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

Bad Debt Reserves.  Historically, Fairport Savings Bank was subject to special provisions in the tax law applicable to qualifying savings associations regarding allowable tax bad debt deductions and related reserves.  Tax law changes were enacted in 1996 that eliminated the ability of savings associations to use the percentage of taxable income method for computing tax bad debt reserves for tax years after 1995, and required recapture into taxable income over a six-year period of all bad debt reserves accumulated after a savings association’s last tax year beginning before January 1, 1988.  At December 31, 2009, Fairport Savings Bank had recaptured all amounts that resulted from these changes in the tax law.  FSB Community Bankshares, Inc. uses the specific chargeoff method to account for tax bad debt deductions.

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

At December 31, 2009, the total federal pre-base year bad debt reserve of Fairport Savings Bank was approximately $1,518,000.

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

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At December 31, 2009, our consolidated group had no net operating loss carryforwards for federal income tax purposes.

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

The following table shows Fairport Savings Bank’s Tangible capital, Core capital, Tier-1 risk based capital and Total Risk Based Capital ratios at December 31, 2009.

	As of December 31, 2009
	Capital	Percent of Assets (1)	Required Percent of Assets (1)
	(Dollars in thousands)

Tangible capital	$16,466	7.80%	>1.5%
Core capital	16,466	7.80	>4.0
Tier 1 risk-based capital	16,466	20.30	>4.0
Total risk-based capital	$16,834	20.75	>8.0%

(1)
Tangible capital levels are shown as a percentage of tangible assets. Core capital levels are shown as a percentage of total adjusted assets.  Total risk-based capital levels are shown as a percentage of risk-weighted assets.

As the table shows, at December 31, 2009, Fairport Savings Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower.  Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2009, Fairport Savings Bank’s largest lending relationship with a single or related group of borrowers was a residential mortgage loan totaling $944,000 which represented 5.73% of unimpaired capital and surplus, and therefore, Fairport Savings Bank was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions.  At December 31, 2009, Fairport Savings Bank maintained approximately 81.35% of its portfolio assets in qualified thrift investments, and therefore satisfied the QTL test.

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

Liquidity.  A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.  We seek to maintain a ratio of 10.0% or greater of liquid assets to total assets.  For the year ended December 31, 2009, our liquidity ratio averaged 18.81%.  We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2009.

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

Generally, the banking regulator is required to appoint a receiver or conservator for a savings association that is “critically undercapitalized” within specific time frames.  The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings association will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings association.  Any holding company for the savings association required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings association’s assets at the time it was notified or deemed to be under capitalized by the Office of Thrift Supervision, or the amount necessary to restore the savings association to adequately capitalized status.  This guarantee remains in place until the Office of Thrift Supervision notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to require payment and collect payment under the guarantee.  Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings association, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations.  The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2009, Fairport Savings Bank met the criteria for being considered “well-capitalized.”

Insurance for Deposit Accounts. We are a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Our deposit accounts are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the Federal Deposit Insurance Corporation increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2013.  In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until June 30, 2010.  Fairport Savings Bank has opted to participate in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.  See the section titled “Temporary Liquidity Guarantee Program.”

The Federal Deposit Insurance Corporation imposes an assessment against institutions for deposit insurance.  This assessment is based on the risk category of the institution and, prior to 2009, ranged from 5 to 43 basis points of the institution’s deposits.  On December 22, 2008, the Federal Deposit Insurance Corporation published a final rule that raised the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009.  On February 27, 2009, the Federal Deposit Insurance Corporation issued a final rule that altered the way the Federal Deposit Insurance Corporation calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the rule, the Federal Deposit Insurance Corporation first established an institution’s initial base assessment rate.  This initial base assessment rate ranged, depending on the risk category of the institution, from 12 to 45 basis points.  The Federal Deposit Insurance Corporation then adjusted the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustments to the initial base assessment rate are based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate ranges from 7 to 77.5 basis points of the institution’s deposits. Additionally, on May 22, 2009, the Federal Deposit Insurance Corporation issued a final rule that imposed a special 5 basis points assessment on each FDIC-insured depository institution’s assets, minus its Tier 1 capital on June 30, 2009, which was collected on September 30, 2009. The special assessment was capped at 10 basis points of an institution’s domestic deposits. Future special assessments could also be assessed. Our premium assessment totaled $341,000 for the year ended December 31, 2009, a $315,000 increase over the total assessment of $26,000 for the year ended December 31, 2008.

The Federal Deposit Insurance Corporation adopted a final rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  Under the rule, this pre-payment was due on December 31, 2009.  The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 was equal to the modified third quarter assessment rate plus an additional 3 basis points.  In addition, each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.  Our prepayment amount was approximately $793,000.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2009, the annualized FICO assessment was equal to 1.81 basis points for each $100 in domestic deposits maintained at an institution.

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

Federal Home Loan Bank System.  Fairport Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of New York, Fairport Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 1/20 of its borrowings from the Federal Home Loan Bank, or 0.3% of assets, whichever is greater.  As of December 31, 2009, Fairport Savings Bank was in compliance with this requirement.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are each required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

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

Risks Related to Recent Economic Conditions and Governmental Response Efforts

Our business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally. The global, United States and New York State economies are experiencing significantly reduced business activity and consumer spending as a result of, among other factors, disruptions in the capital and credit markets. Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

• a decrease in the demand for loans or other products and services offered by us;

• a decrease in the value of our loans or other assets secured by real estate;

• a decrease in deposit balances due to overall reductions in the accounts of customers;

• an impairment of our investment securities;

•
an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs and provision for credit losses, which would reduce our earnings.

Any future Federal Deposit Insurance Corporation insurance premium increases will adversely affect our earnings.

On May 22, 2009, the Federal Deposit Insurance Corporation adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  We recorded an expense of $91,000 during the quarter ended June 30, 2009, to reflect the special assessment.  Any further special assessments that the Federal Deposit Insurance Corporation levies will be recorded as an expense during the appropriate period.  In addition, the Federal Deposit Insurance Corporation increased the general assessment rate.  Therefore, our Federal Deposit Insurance Corporation general insurance premium expense will increase compared to prior periods.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.

The U.S. Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the Federal Deposit Insurance Corporation has taken actions to increase insurance coverage on deposit accounts.

The potential exists for additional federal or state laws and regulations, or changes in policy, regarding lending and funding practices and liquidity standards, and bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders.  Bank regulatory agencies, such as the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors.  In addition, new laws, regulations, and other regulatory changes may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws, regulations, and other regulatory changes may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.  Proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.

Legislative proposals have been introduced that would eliminate our primary federal regulator, require Fairport Savings Bank to convert to a national bank or state bank, and require FSB Community Bankshares, Inc. to become a bank holding company.

Legislation has been proposed that would implement sweeping changes to the current bank regulatory structure. The proposal would, among other things, merge the Office of Thrift Supervision into the Office of the Comptroller of the Currency.  If the Office of Thrift Supervision is eliminated, FSB Community Bankshares, Inc. would become a bank holding company subject to regulation and supervision under the Bank Holding Company Act of 1956, and the supervision and regulation of the Board of Governors of the Federal Reserve System, including holding company regulatory capital requirements to which we would not be subject as a savings and loan holding company.

Future legislative or regulatory actions responding to perceived financial and market problems could impair our ability to collect our loans and foreclose on collateral.

There have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.  Were proposals such as these, or other proposals limiting our rights as a creditor, to be implemented, we could experience increased credit losses or increased expense in pursuing our remedies as a creditor.  In addition, there have been legislative proposals to create a federal consumer protection agency that may, among other powers, have the ability to limit our rights as a creditor.

The potential exists for federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, and the issuance of many formal enforcement orders is expected.  Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended, particularly with respect to the extreme levels of volatility and limited credit availability currently being experienced.  In addition, new laws, regulations, and other regulatory changes will increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. Our FDIC insurance premiums have increased (and may continue to increase), and a special assessment has been implemented, because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. New laws, regulations, and other regulatory changes, along with negative developments in the financial services industry and the credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.

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

Other-Than-Temporary Impairment (OTTI) Could Reduce Our Earnings.

We evaluate our investment securities for other-than-temporary impairment (OTTI) as required by the respective accounting guidance.  When a decline in fair value below cost is deemed to be other-than-temporary, the related loss must be recognized as a charge to earnings and the investment is recorded at fair value.  In determining whether or not OTTI exists management considers several factors, including but not limited to, the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, adverse changes to projected cash flows, credit rating downgrades, and our intent to sell or be required to sell the security for a period sufficient to allow for any anticipated recovery in fair value.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At December 31, 2009, the fair value of our securities classified as available for sale totalled $75.5 million.  Unrealized net gain on available-for-sale securities totalled $174,000 at December 31, 2009 and are reported, net of tax, as a separate component of shareholder’s equity.  However, a rise in interest rates could cause a decrease in the fair value of securities available for sale in future periods which would have an adverse effect on shareholder’s equity.  Depending on market conditions, we often place more emphasis on enhancing our net interest margin rather than matching the interest rate sensitivity of our assets and liabilities.  In particular, we believe that the increased net interest income resulting from a mismatch in the maturity of our asset and liabilities portfolios can, during periods of stable or declining interest rates, provide high enough returns to justify increased exposure to sudden and unexpected increases in interest rates.  As a result, our results of operations and the economic value of our equity will remain vulnerable to increases in interest rates and to declines in the difference between long- and short-term rates.  See “Managements Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

If Our Investment in The Federal Home Loan Bank Of New York is Classified as Other-Than-Temporarily Impaired or as Permanently Impaired, Our Earnings and Stockholders’ Equity Could Decrease.

We own common stock of the Federal Home Loan Bank of New York. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of New York’s advance program. The aggregate cost and fair value of our Federal Home Loan Bank common stock as of December 31, 2009 was $1.9 million based on its par value. There is no market for our Federal Home Loan Bank common stock.

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

If the Federal Home Loan Bank of New York Stops Paying Dividends, This Will Negatively Affect Our Earnings.

Certain Federal Home Loan Banks have stopped paying dividends and are prohibited from paying dividends in the future so long as they fail to meet any of their regulatory capital requirements.  We received dividends of $103,000 on our Federal Home Loan Bank of New York stock in 2009.  The failure of the Federal Home Loan Bank to pay dividends in the future will cause our earnings and stockholders’ equity to decrease.  In 2009, we have not been accruing any dividends on our Federal Home Loan Bank stock.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                  PROPERTIES

We operate from our main office in Fairport, New York which we own, and our three branch offices, each of which is leased, located in the towns of Penfield, Irondequoit and Webster.  The consolidated net book value of our premises, land and equipment was $2.6 million at December 31, 2009.  The following is a list of our locations:

Fairport (Main Office) 45 South Main Street Fairport, New York 14450 (585) 223-9080	Penfield 2163 Rte 250 Fairport, New York 14450 (585) 377-8970	Irondequoit 2118 Hudson Ave. Irondequoit, New York 14617 (585) 266-4100	Webster 1075 Ridge Road East Suite 100 Webster, New York 14580 (585) 872-0100

ITEM 3.                  LEGAL PROCEEDINGS

We are periodically involved in various claims and lawsuits that arise incident to our financial services business. At December 31, 2009 we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES

(a)           The information required by this item is incorporated by reference to our Annual Report to Shareholders. No equity securities were sold during the year ended December 31, 2009 that were not registered under the Securities Act.

(b)           Not applicable.

(c)           FSB Community Bankshares, Inc. did not repurchase any of its equity securities during the year ended December 31, 2009.

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

ITEM 9A(T).          CONTROLS AND PROCEDURES

(a)           Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There were no significant changes made in our internal controls over financial reporting during the registrant’s last fiscal quarter covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.”  Based on the assessment, management determined that, as of December 31, 2009, the Company’s internal control over financial reporting is effective, based on those criteria.

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

FSB Community Bankshares, Inc.

Date: March 29, 2010	By:	/s/ Dana C. Gavenda
Dana C. Gavenda, President and
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dana C. Gavenda	By:	/s/ Lowell T. Twitchell
	Dana C. Gavenda, President, and Chief		Lowell T. Twitchell
	Executive Officer		Chairman of the Board
(Principal Executive Officer)

Date: March 29, 2010		Date: March 29, 2010

By:	/s/ Kevin D. Maroney	By:	/s/ Gary Lindsay
	Kevin D. Maroney, Executive Vice President		Gary Lindsay
	and Chief Financial Officer		Director
(Principal Financial and Accounting Officer)

Date: March 29, 2010		Date: March 29, 2010

By:	/s/ Terence O’Neil	By:	/s/ Alicia H. Pender
	Terence O’Neil		Alicia H. Pender
	Vice Chairman of the Board		Director

Date: March 29, 2010		Date: March 29, 2010

By:	/s/ James E. Smith	By:	/s/ Lowell C. Patric
	James E. Smith		Lowell C. Patric
	Director		Director

Date: March 29, 2010		Date: March 29, 2010

By:	/s/ Robert W. Sturn	By:	/s/ Charis W. Warshof
	Robert W. Sturn		Charis W. Warshof
	Director		Director

Date: March 29, 2010			Date: March 29, 2010