Form 10-Q
period 2010-03-31
FSB Community Bankshares Inc
filed 2010-05-14
CIK 1389797

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 2010
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from           to
                                      ----------   ------------------

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
YES   X      NO        .
    ------      -------

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES          NO        .
    ------      -------

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  YES         NO   X
                                     ------      ------


     As of May 14, 2010 there were 1,785,000 shares of the Registrant's common stock, par value $0.10 per share, outstanding, 946,050 of which were held by FSB Community Bankshares, MHC, the Registrant's mutual holding company.

[PG NUMBER]




                         FSB Community Bankshares, Inc.
                                    FORM 10-Q

                                      Index
                                      -----

                                                                            Page
                                                                            ----

                          Part I. Financial Information


Item 1.         Consolidated Financial Statements (unaudited)

                Consolidated Balance Sheets as of March 31, 2010
                and December 31, 2009                                          1

                Consolidated Statements of Income for the Three Months Ended
                March 31, 2010 and 2009                                        2

                Consolidated Statements of Stockholders' Equity for the Three
                Months Ended March 31, 2010 and 2009                           3

                Consolidated Statements of Cash Flows for the Three Months Ended
                March 31, 2010 and 2009                                        4

                Notes to Consolidated Financial Statements                     6

Item 2.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     15

Item 3.         Quantitative and Qualitative Disclosures about Market Risk    23

Item 4T.        Controls and Procedures                                       24

                           Part II. Other Information

Item 1.         Legal Proceedings                                             25

Item 1A.        Risk Factors                                                  25

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds   25

Item 3.         Defaults upon Senior Securities                               25

Item 4.         [Reserved]                                                    25

Item 5.         Other Information                                             25

Item 6.         Exhibits                                                      26

                Signature Page                                                27

                          Part I. Financial Information

Item 1.  Consolidated Financial Statements

                         FSB COMMUNITY BANKSHARES, INC.

                           Consolidated Balance Sheets
                March 31, 2010 and December 31, 2009 (unaudited)
                    (Dollars in thousands, except share data)



                                                                                March 31,               December 31,
                                 Assets                                           2010                    2009
                                                                          ------------------          ------------------

Cash and due from banks                                                   $     5,941                     $     3,385
Interest-earning demand deposits                                                5,502                           2,580
                                                                          ------------------          ------------------
Cash and Cash Equivalents                                                      11,443                           5,965
Securities available for sale                                                  77,861                          76,111
Securities held to maturity (fair value 2010 $5,391; 2009 $6,222)               5,295                           6,137
Investment in FHLB stock                                                        1,736                           1,886
Loans receivable, net of allowance for loan losses (2010 $371; 2009
     $368)                                                                    113,150                         116,372
Bank owned life insurance                                                       3,046                           3,013
Accrued interest receivable                                                     1,243                           1,156
Premises and equipment, net                                                     2,534                           2,556
Foreclosed real estate                                                             79                              79
Prepaid FDIC premium                                                              739                             793
Other assets                                                                      388                             375
                                                                          ------------------          ------------------
                     Total Assets                                         $   217,514                     $   214,443
                                                                          ==================          ==================


                       Liabilities & Stockholders' Equity

Deposits:
     Non-interest-bearing                                                 $     3,740                     $     3,955
     Interest-bearing                                                         159,450                         152,555
                                                                          ------------------          ------------------
                Total Deposits                                                163,190                         156,510

Long-term borrowings                                                           31,260                          34,590
Advances from borrowers for taxes and insurance                                 1,346                           2,012
Official bank checks                                                              470                             432
Other liabilities                                                                 592                             549
                                                                          ------------------          ------------------
                     Total Liabilities                                        196,858                         194,093
                                                                          ------------------          ------------------

                              Stockholders' Equity

Preferred Stock- no par- 1,000,000 shares authorized;                             --                              --
  no shares issued and outstanding
Common Stock- $0.10 par value - 10,000,000 shares authorized;
  1,785,000 shares issued and outstanding                                         179                             179
Additional paid-in-capital                                                      7,274                           7,275
Retained earnings                                                              13,350                          13,317
Accumulated other comprehensive income                                            439                             174
Unearned ESOP shares - at cost                                                   (586)                           (595)
                                                                          ------------------          ------------------
                     Total Stockholders' Equity                                20,656                          20,350
                                                                          ------------------          ------------------

                     Total Liabilities and Stockholders' Equity           $   217,514                 $       214,443
                                                                          ==================          ==================


See accompanying notes to consolidated financial statements

                         FSB COMMUNITY BANKSHARES, INC.

                        Consolidated Statements of Income
             Three Months Ended March 31, 2010 and 2009 (unaudited)
                  (Dollars in thousands, except per share data)


                                                                                2010                    2009
                                                                           ------------------       ------------------
Interest and Dividend Income
    Loans                                                                  $    1,593              $    1,907
    Securities - taxable                                                          447                     267
    Mortgage-backed securities                                                    217                     326
    Other                                                                           2                       1
                                                                           ------------------       ------------------
                 Total Interest and Dividend Income                             2,259                   2,501
                                                                           ------------------       ------------------
Interest expense
    Deposits                                                                      735                     879
    Borrowings:
          Short-term                                                                -                       1
          Long-term                                                               354                     424
                                                                           ------------------       ------------------
                Total Interest Expense                                          1,089                   1,304
                                                                           ------------------       ------------------
                Net Interest Income                                             1,170                   1,197
Provision for Loan Losses                                                           3                       6
                                                                           ------------------       ------------------
                Net Interest Income After Provision
                   for Loan Losses                                              1,167                   1,191
                                                                           ------------------       ------------------

Other Income
    Service fees                                                                   57                      49
    Fee income                                                                      6                      11
    Realized gain (loss) on sale of securities                                     (8)                      -
    Increase in cash surrender value of bank owned life insurance                  33                       -
    Realized gain on sale of  loans                                                14                      29
    Other                                                                          57                      45
               Total Other Income                                                 159                     134
                                                                           ------------------       ------------------

Other Expense
     Salaries and employee benefits                                               687                     693
     Occupancy expense                                                            150                     125
     Data processing costs                                                         17                      23
     Advertising                                                                   41                      32
     Equipment expense                                                            103                      90
     Electronic banking                                                            16                      20
     Directors' fees                                                               27                      28
     Mortgage fees and taxes                                                       30                      44
     FDIC premium expense                                                          57                      22
     Other expense                                                                175                     169
                                                                           ------------------       ------------------
               Total Other Expenses                                             1,303                   1,246
                                                                           -------------------     -------------------
               Income Before Income Taxes                                          23                      79

               Provision (Benefit) for Income Taxes                               (10)                     28
                                                                           -------------------     -------------------

               Net Income                                                  $       33              $       51
                                                                           ===================     ===================

               Earnings per common share                                   $     0.02              $     0.03
                                                                           ===================     ===================

See accompanying notes to consolidated financial statements

                         FSB COMMUNITY BANKSHARES, INC.

                 Consolidated Statements of Stockholders' Equity
             Three Months Ended March 31, 2010 and 2009 (unaudited)
                             (Dollars in thousands)


                                                                                      Accumulated
                                                       Additional                      Other             Unearned
                                           Common       Paid in        Retained      Comprehensive        ESOP
                                            Stock       Capital        Earnings      Income (Loss)        Shares        Total
                                          --------   -----------     -----------   ----------------   ------------   -----------
Balance - January 1, 2009                 $   179    $     7,286     $    13,249   $          (43)    $     (630)    $    20,041
                                                                                                                     -----------
   Comprehensive income:
        Net income                             -            -                 51                -              -              51
        Change in net unrealized gain
              (loss) on securities
         available for sale, net of
         reclassification adjustment
         and taxes                             -            -                 -               291              -             291
                                                                                                                     -----------
       Total Comprehensive Income                                                                                            342

  ESOP shares committed to be
             released                          -             (3)              -                 -              9               6
                                          --------   -----------     -----------   ----------------   ------------   -----------
Balance - March 31, 2009                  $   179    $     7,283     $    13,300   $            248   $     (621)    $    20,389
                                          ========   ===========     ===========   ================   ============   ===========
Balance - January 1, 2010                 $   179    $     7,275     $    13,317   $            174   $     (595)    $    20,350
                                                                                                                     -----------
   Comprehensive income:
        Net income                             -            -                 33                -              -              33
        Change in net unrealized gain
         on securities available
         for sale, net of
         reclassification adjustment
         and taxes                             -            -                 -                 265            -             265
                                                                                                                     -----------
       Total Comprehensive Income                                                                                            298

  ESOP shares committed to be
       released                                -             (1)              -                 -              9               8
                                          --------   -----------     -----------   ----------------   ------------   -----------
Balance - March 31, 2010                  $    179   $     7,274     $    13,350   $            439   $     (586)    $    20,656
                                          ========   ===========     ===========   ================   ============   ===========

See accompanying notes to consolidated financial statements


                         FSB COMMUNITY BANKSHARES, INC.

                      Consolidated Statements of Cash Flows
             Three Months Ended March 31, 2010 and 2009 (unaudited)
                             (Dollars in thousands)

                                                                                       2010                   2009
                                                                                ------------------      -----------------
Cash Flows From Operating Activities
     Net income                                                                 $            33         $          51
     Adjustments to reconcile net income to net cash used by operating activities:
         Net amortization of premiums and discounts on investments                           280                   59
         Net increase in principal receivable on mortgage backed securities                 (480)                (260)
            Gain on sale of securities available for sale                                     (2)                   -
            Loss on sale of securities held to maturity                                       10                    -
            Gain on sale of loans                                                            (14)                 (29)
            Proceeds from loans sold                                                       2,125                4,788
            Loans originated for sale                                                     (2,111)              (4,759)
            Amortization of net deferred loan origination costs                               15                    6
            Depreciation and amortization                                                     78                   67
            Provision for loan losses                                                          3                    6
            Expense related to ESOP                                                            8                    6
            Deferred income tax expense                                                      (16)                 (13)
            Earnings on investment in bank owned life insurance                              (33)                   -
            Decrease (increase) in accrued interest receivable                               (87)                  26
            Increase in prepaid FDIC premium and other assets                                 45                   (9)
            Decrease in other liabilities                                                    (81)                (173)
                                                                                ------------------      -----------------
                        Net Cash Used By Operating Activities                               (227)                (234)
                                                                                ------------------      -----------------
Cash Flows From Investing Activities
     Purchases of securities available for sale                                          (21,506)             (16,427)
     Proceeds from maturities and calls of securities available for sale                  17,000                8,835
     Proceeds from sales of securities available for sale                                     11                  -
     Proceeds from principal paydowns on securities available for sale                     3,380                  794
     Proceeds from principal paydowns on securities held to maturity                         114                  188
     Proceeds from sales of securities held to maturity                                      686                   -
     Net decrease in loans                                                                 3,204                7,061
     Redemption of Federal Home Loan Bank stock                                              150                  322
     Purchase of premises and equipment                                                      (56)                 (23)
                                                                                ------------------      -----------------
                        Net Cash Provided By Investing Activities                          2,983                  750
                                                                                ------------------      -----------------
Cash Flows From Financing Activities
     Net increase in deposits                                                              6,680               10,873
     Net decrease in short-term borrowings                                                     -               (3,850)
     Repayments on long-term borrowings                                                   (3,330)              (3,313)
     Net decrease in advances from borrowers for taxes and insurance                        (666)                (715)
     Net increase (decrease) in official bank checks                                          38                  (80)
                                                                                ------------------      -----------------
                        Net Cash Provided By Financing Activities                          2,722                 2,915
                                                                                ------------------      -----------------
                        Net Increase in Cash
                                and Cash Equivalents                                       5,478                 3,431
Cash and Cash Equivalents- Beginning                                                       5,965                 3,173
                                                                                ------------------      -----------------
Cash and Cash Equivalents- Ending                                               $        11,443         $        6,604
                                                                                ==================      =================


                         FSB COMMUNITY BANKSHARES, INC.

                                                     2010               2009
                                                --------------  ---------------
Supplementary Cash Flows Information

        Interest paid                           $     1,101      $        1,294
                                                ==============  ================
        Income taxes paid                       $       -        $           85
                                                ==============  ================





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

The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the "FASB". The FASB sets generally accepted accounting principles ("GAAP") that the Company follows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC. The FASB finalized the Codification effective for periods ending on or after September 15, 2009.

The unaudited consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2009, included in the Annual Report filed on Form 10-K with the Securities and Exchange Commission ("SEC") on March 29, 2010.

Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The consolidated financial statements at March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009 include the accounts of the Company, Fairport Savings Bank (the "Bank") and the Bank's wholly-owned subsidiary, Oakleaf Services Corporation ("Oakleaf"). All inter-company balances and transactions have been eliminated in consolidation. Certain amounts from prior periods may have been reclassified, when necessary, to conform to current period presentation.

The Company has evaluated subsequent events through the date the consolidated financial statements were issued.


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

The Company follows ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. ASC Topic 820 applies to other accounting pronouncements that require or permit fair value measurements.

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

     For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows at March 31, 2010 and at December 31, 2009:



                                 (In Thousands)
                  2010

     Securities Available for Sale:              Total            Level 1            Level 2            Level 3
                                                 ------           -------            -------            -------
       U.S. Government obligations              $56,794           $ 6,828            $49,966            $     -

       Mortgage-backed securities                21,067                -              21,067                  -
                                                 ------           -------            -------            -------
     Total Available for Sale Securities        $77,861          $  6,828            $71,033            $     -
                                                 ======           =======            =======            =======
                                 (In Thousands)
                  2009

     Securities Available for Sale:              Total            Level 1            Level 2            Level 3
                                                 ------           -------            -------            -------
              Equity securities                 $    12           $    12            $     -            $     -
       U.S. Government obligations               54,629             5,548             49,081                  -
       Mortgage-backed securities                21,470                 -             21,470                  -
                                                 ------           -------            -------            -------
   Total Available for Sale Securities          $76,111           $ 5,560            $70,551            $     -
                                                 ======           =======            =======            =======


    There were no transfers between level 1 and level 2 during the quarter ended March 31, 2010. No assets or liabilities have been measured on a non-recurring basis at or for the quarter ended March 31, 2010 and at December 31, 2009.

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

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments at March 31, 2010 and December 31, 2009:

Cash, Due from Banks, and Interest-Bearing Demand Deposits

     The carrying amounts of these assets approximate their fair values.

Investment Securities

     The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level
     1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management's best estimate is used. Management's best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) are used to support fair values of certain Level 3 investments. The Company had no Level 3 investment securities at March 31, 2010 or December 31, 2009.

Investment in FHLB Stock

     The carrying value of FHLB stock approximates its fair value based on the restricted nature of the FHLB stock.

Loans

     The fair values of loans held for investment are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

     There were no loans held for sale at March 31, 2010 and at December 31, 2009.

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

The carrying amounts and estimated fair values of the Company's financial instruments at March 31, 2010 and December 31, 2009 are as follows:


                                                             March 31, 2010                      December 31, 2009
                                                   -----------------------------------    -----------------------------------
                                                      Carrying                 Fair           Carrying                Fair
                                                       Amount                  Value           Amount                Value
                                                   ----------------     --------------    -----------------    --------------
                                                                                (In Thousands)

Financial assets:
     Cash and due from banks                             $   5,941          $   5,941          $   3,385           $   3,385
     Interest bearing demand deposits                        5,502              5,502              2,580               2,580
     Securities available for sale                          77,861             77,861             76,111              76,111
     Securities held to maturity                             5,295              5,391              6,137               6,222
     FHLB stock                                              1,736              1,736              1,886               1,886
     Loans, net                                            113,150            116,451            116,372             118,883
     Accrued interest receivable                             1,243              1,243              1,156               1,156

Financial liabilities:
     Deposits                                              163,190            162,434            156,510             155,606
     Long-term borrowings                                   31,260             29,418             34,590              32,579
     Accrued interest payable                                  117                117                129                 129

Off-balance sheet instruments:
     Commitments to extend credit                                -                  -                  -                   -



Note 3 - Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses at March 31, 2010 and December 31, 2009 are as follows:


                                                                           Gross              Gross
                                                     Amortized          Unrealized         Unrealized             Fair
                                                        Cost               Gains             Losses              Value
                                                   ----------------   --------------    -----------------    --------------
                                                                                (In Thousands)
March 31, 2010:
     Available for Sale:
             U.S. Government obligations           $        56,534    $         261     $             (1)    $      56,794
             Mortgage-backed securities -
             residential                                    20,662              409                   (4)           21,067
                                                   ----------------   --------------    -----------------    --------------
                                                       $    77,196    $         670     $             (5)    $      77,861
                                                   ===============    ==============    =================     =============
     Held to Maturity:
         Mortgage-backed securities -
         residential                                  $      5,295    $          96     $              -      $      5,391
                                                   ===============    ==============    =================     =============
December 31, 2009:
     Available for Sale:
         Equity securities                         $             9    $           3     $              -      $         12
             U.S. Government obligations                    54,842              100                 (313)           54,629
             Mortgage-backed securities -
             residential                                    20,997              473                    -            21,470
                                                   ----------------   --------------    -----------------    --------------
                                                       $    75,848    $         576     $           (313)     $     76,111
                                                   ===============    ==============    =================     =============
     Held to Maturity:
         Mortgage-backed securities -
         residential                                  $      6,137    $          86     $             (1)     $       6,222
                                                   ===============    ==============    =================     =============

Mortgage-backed securities consist of securities issued by FNMA, FHLMC, GNMA, and FFCB (Federal Farm Credit Bank) that are collateralized by residential mortgages.

The amortized cost and estimated fair value by contractual maturity of debt securities at March 31, 2010 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.


                                                    Available for Sale                     Held to Maturity
                                        ---------------------------------------   ------------------------------------
                                            Amortized           Estimated            Amortized            Estimated
                                              Cost             Fair Value               Cost             Fair Value
                                        ---------------   ---------------------   ----------------   -----------------
                                                      (In Thousands)                        (In Thousands)

Due in one year or less                 $          -      $               -       $            -     $              -
Due after one year through five years           8,849                   8,866                  -                    -
Due after five years through ten years         16,062                  16,114                  -                    -
Due after ten years                            31,623                  31,814                  -                    -
Mortgage-backed securities -
residential                                    20,662                  21,067              5,295                5,391
                                        ---------------   ---------------------   ----------------   -----------------
                                        $      77,196     $            77,861     $        5,295     $          5,391
                                        ===============   =====================   ================   =================

For the three months ended March 31, 2010 there was a $10,573 gross realized loss on sale of mortgage-backed securities held to maturity resulting from proceeds of $686,000, and a $2,120 gross realized gain on sale of FHLMC common stock available for sale resulting from proceeds of $11,000. In accordance with accounting guidance, the Company was able to sell securities classified as held to maturity after the Company had already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due either to prepayments or to scheduled principal and interest payments on the debt securities. There were no sales of securities for the three months ended March 31, 2009.

No securities were pledged to secure public deposits or for any other purpose required or permitted by law at March 31, 2010 and December 31, 2009.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009:

                                    Less than 12 Months               12 Months or More                    Total
                                -----------------------------   -----------------------------   ----------------------------
                                                   Gross                           Gross                          Gross
                                   Fair         Unrealized         Fair         Unrealized         Fair        Unrealized
                                   Value          Losses           Value          Losses           Value         Losses
                                -----------  ----------------   -------------  --------------   -----------  ----------------
                                                                      (In Thousands)

March 31, 2010:
     U.S. Government
         obligations            $     1,999   $            1    $          -   $           -    $     1,999  $          1
     Mortgaged-backed
         securities -
         residential                    980                4               -               -            980             4
                                -----------  ----------------   -------------  --------------   -----------  ----------------

                                $     2,979   $            5    $          -   $           -    $     2,979  $          5

                                ===========  ================   =============  ==============   ===========  =================

December 31, 2009:
     U.S. Government
         obligations            $    27,241  $           313    $          -               -    $    27,241   $       313
     Mortgaged-backed
         securities -
         residential                     442               1              18               -            460             1
                                -----------  ----------------   -------------  --------------   -----------  ----------------

                               $     27,683  $           314    $         18   $           -    $    27,701  $        314

                                ===========  ================   =============  ==============   ===========  =================

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issuer (and guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments,
(4) any changes to the rating of a security by a rating agency, and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies. In 2009 and in the three month period ended March 31, 2010, the Company did not record an other-than-temporary impairment charge.

At March 31, 2010, two debt securities and one mortgage-backed security have been in a continuous unrealized loss position for less than twelve months. No debt securities or mortgage-backed securities have been in a continuous unrealized loss position for more than twelve months. The debt securities and mortgage-backed securities were issued by U.S. government sponsored agencies and are paying in accordance with their terms with no deferrals of interest or defaults. As management believes the Company does not intend to sell and will not be required to sell these securities prior to recovery or maturity, no declines are deemed to be other than temporary.

Note 4 - Federal Home Loan Bank of New York Stock

Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal Home Loan Bank ("FHLB") according to a predetermined formula. This restricted stock is carried at cost.

Management evaluates the FHLB stock for impairment in accordance with FASB ASC Topic 942-10-15, Financial Services - Depository and Lending. Management's determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of its cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and
(3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

No impairment charges were recorded related to the FHLB stock for the three month period ended March 31, 2010 and in 2009.

Note 5 - Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the stockholders' equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects for the three months ended March 31, 2010 and 2009 are as follows:

                                                      For the Three Months
                                                         Ended March 31,
                                                     2010              2009
                                                     ----              ----

Unrealized holding gain on available for sale
   securities                                   $      404       $        449
Reclassification adjustment for realized
   gain included in net income                          (2)                 -
                                                -------------    -------------
                 Net Unrealized Gain                   402                449

           Tax effect                                  137                158
                                                -------------    -------------
                  Net of tax amount             $      265       $        291
                                                =============    =============

Note 6 - Earnings Per Common Share

Basic earnings per common share are calculated by dividing the net income by the weighted-average number of common shares outstanding during the period. The Company has not granted any restricted stock awards or stock options and, during the three months ended March 31, 2010 and 2009, had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released. The weighted average common shares outstanding were 1,726,398 for the three months ended March 31, 2010 and 1,722,900 for the three months ended March 31, 2009.

Note 7 - Recent Accounting Pronouncements

In January 2010, the FASB issued updated guidance on "Equity, Accounting for Distributions to Stockholders with Components of Stock and Cash". The amendments in this update clarify that the stock portion of a distribution to stockholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This update codifies the consensus reached in recent accounting guidance for Accounting for Stock Dividends, Including Distributions to Stockholders with Components of Stock and Cash. This update is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this guidance did not have a material effect on the Company's consolidated results of operations or financial position.

In January 2010, the FASB issued updated guidance on "Consolidation, Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification". This update clarifies that the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance applies to a subsidiary or group of assets that is a business or nonprofit activity; a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity method investee or joint venture). This update also clarifies that the decrease in ownership guidance in Subtopic 810-10 does not apply to: (a) sales of in-substance real estate; and (b) conveyances of oil and gas mineral rights, even if these transfers involve businesses. The amendments in this update expand the disclosure requirements about deconsolidation of a subsidiary or de-recognition of a group of assets to include the valuation techniques used to measure the fair value of any retained investment; the nature of any continuing involvement with the subsidiary or entity acquiring the group of assets; and whether the transaction that resulted in the deconsolidation or de-recognition was a related party or whether the former subsidiary or entity acquiring the assets will become a related party after the transaction. This update is effective beginning in the period that the entity adopts the amendments to guidance on "Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB 51)". If an entity has previously adopted this guidance, the amendments are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that entity adopts the guidance on "Non-controlling Interests in Consolidated Financial Statements". The Company does not believe that the adoption of this guidance will have a material effect on its consolidated results of operations or financial position.

The FASB has issued ASU 2010-06,  Fair Value Measurements and Disclosures (Topic
820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10 to now require:

        o A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

        o In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

        o For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

        o A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted.

The FASB has issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued.

The FASB believes these amendments remove potential conflicts with the SEC's literature. In addition, the amendments in the ASU require an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date.

All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

Note 8 - Formation of Subsidiary

On August 14, 2009 the Board of Directors of the Bank approved through resolution the formation of a wholly-owned subsidiary to be known as Fairport Mortgage Corp. to engage in the activities of residential lending. The Bank has applied and received approvals by both the Office of Thrift Supervision (OTS) and the New York State Banking Department to establish the subsidiary.

In January of 2010, the Bank hired six mortgage loan originators, two support staff and opened three mortgage loan origination offices located in Canandaigua, Pittsford, and Watertown, New York. These eight employees are currently employed by the Bank until the mortgage subsidiary is approved by the FHA as a non-supervised loan correspondent. The process for approval is currently in progress with the anticipation for completion by June 30, 2010. At that time, Fairport Mortgage Corp. will begin operating as a wholly owned subsidiary of the Bank to broker mortgages directly to correspondent investors.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout the Management's Discussion and Analysis ("MD&A"), the term "the Company" refers to the consolidated entity of FSB Community Bankshares, Inc., Fairport Savings Bank, and Oakleaf Services Corporation, a wholly owned subsidiary of Fairport Savings Bank. At March 31, 2010, FSB Community Bankshares, MHC the Company's mutual holding company parent, held 946,050 shares, or 53.0%, of the Company's common stock, engaged in no significant activities, and was not included in the MD&A.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements included in the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 29, 2010. These policies, along with the disclosures presented in the other consolidated financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of consolidated financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, the evaluation of investment securities for other-than-temporary impairment and the valuation and recoverability of deferred tax assets to be the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available.

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

The evaluation has specific, general, and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is generally established when the collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

For debt securities, credit-related OTTI is recognized in income while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss). Credit-related OTTI is measured as the difference between the present value of an impaired security's expected cash flows and its amortized cost basis. Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized costs less any credit-related losses recognized. For securities classified as held to maturity, the amount of OTTI recognized in other comprehensive income (loss) is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods. For equity securities, the entire amount of OTTI is recognized in income.

     Deferred Tax Assets. The deferred tax assets and liabilities represent the future tax return consequences of the temporary differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

     Total Assets. Total assets increased by $3.1 million, or 1.4%, to $217.5 million at March 31, 2010 from $214.4 million at December 31, 2009. The increase in total assets primarily reflects increases in cash and cash equivalents, and securities available for sale, partially offset by decreases in net loans receivable and securities held to maturity.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009 (continued)

Cash and cash equivalents increased by $5.5 million, or 91.8% to $11.4 million at March 31, 2010 from $6.0 million at December 31, 2009.

Total securities increased by $908,000, or 1.1%, to $83.2 million at March 31, 2010 from $82.2 million at December 31, 2009. Securities classified as available for sale increased $1.8 million to $77.9 million at March 31, 2010 from $76.1 million at December 31, 2009. The $1.8 million increase was attributable to the purchase of $20.4 million of U.S. government agency securities, purchases of $1.1 million of mortgage-backed securities, a $510,000 increase in principal receivable, and a $402,000 increase in the fair value of securities available for sale, partially offset by maturities and calls of $17.0 million of U.S. government agency securities classified as available for sale, and $3.7 million in principal repayments received and amortization. We sold the remaining $8,750 of amortized cost of FHLMC common stock held in available for sale securities for a realized gain on sale of $2,120.

Securities classified as held to maturity decreased $842,000 to $5.3 million at March 31, 2010 from $6.1 million at December 31, 2009 primarily as a result of the sale of $691,000 of mortgage-backed securities with a realized loss of $10,573 and $121,000 in principal repayments and amortization. In accordance with accounting guidance, the sale of securities classified as held to maturity occurred after the Company received a minimum of 85% of the principal outstanding at acquisition due either to prepayments or to scheduled principal and interest payments on the debt securities. All securities purchased in 2010 have been classified as available for sale to provide a portfolio of marketable securities for liquidity as an alternative to borrowings. The Company has reviewed its investment securities portfolio for the quarter ended March 31, 2010, and has determined that no other-than-temporary impairment exists in the portfolio.

Investment in FHLB of New York stock decreased by $150,000, or 8.0%, to $1.7 million at March 31, 2010, from $1.9 million at December 31, 2009 due to stock redemptions. The FHLB of New York requires members to purchase and redeem stock based on the level of borrowings.

Net loans receivable decreased by $3.2 million, or 2.8%, to $113.2 million at March 31, 2010 from $116.4 million at December 31, 2009. The Company continues to execute its business plan of making high quality loans to existing and new customers in our market area with $5.5 million of fixed-rate loan refinances and home purchase originations in the first three months of 2010. The Bank sold $2.1 million in residential mortgage loans in the first quarter of 2010 as management made the decision to sell long term, fixed-rate loans in this historically low interest rate environment. The Bank sold these loans at a gain of $14,000 which was recorded in other income, and will realize servicing income on these loans as long as they have outstanding balances. Management felt that selling these loans was a prudent interest rate risk decision in order to position the balance sheet for higher interest rates in the future. Total loans sold and serviced as of March 31, 2010 totaled $18.3 million compared to $16.8 million as of December 31, 2009. We may experience further declines in our total residential mortgages loan portfolio with additional mortgage loan sales based on the current economic conditions and our desired interest rate sensitivity position. In the current interest rate environment we intend to continue to sell a portion of our existing fixed-rate residential mortgage loans on a servicing retained basis, resulting in additional loan servicing income.

The Bank opened three mortgage loan origination offices in January of 2010 located in Canandaigua, Pittsford, and Watertown, New York. Six additional mortgage loan originators and two support staff members were hired at these locations. The Bank intends to continue to emphasize aggressive, yet prudent originations of loans secured by one-to-four family residential real estate. As previously discussed, Fairport Mortgage Corp., a wholly owned subsidiary of the Bank, will begin operations to broker mortgage loans directly to correspondent investors upon approval by the FHA as a non-supervised correspondent.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009 (continued)

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

     Deposits and Borrowings. Total deposits increased by $6.7 million, or 4.3%, to $163.2 million at March 31, 2010 from $156.5 million at December 31, 2009. Certificates of deposit, including IRAs, increased by $4.5 million for the first three months of 2010. During the same timeframe, transaction accounts, including checking, NOW, money market and savings accounts, increased by $2.2 million. The significant deposit growth demonstrates our competitive strength in our market. The net deposit growth was primarily attributable to the Webster branch growth of $3.9 million and the Irondequoit branch growth of $2.8 million. The branch staff has done an excellent job in attracting new clients and increasing core deposits, which has had a positive impact on the Bank's balance sheet.

Long term borrowings decreased by $3.3 million, or 9.6%, to $31.3 million at March 31, 2010 from $34.6 million on December 31, 2009. We repaid these borrowings in the first three months of 2010 using increased deposits.

     Stockholders' Equity. Total stockholders' equity increased by $306,000 or 1.5%, to $20.7 million at March 31, 2010 from $20.4 million at December 31, 2009. The increase resulted from $33,000 in net income, an increase of $265,000 in accumulated other comprehensive income, and an $8,000 increase from committed ESOP shares. The Bank's capital ratios continue to classify Fairport Savings Bank as a well capitalized bank, the highest standard of capital rating as defined by the Bank's regulators.

     Non-Performing Assets. At March 31, 2010 and at December 31, 2009, the Company had one loan for $23,000 classified as non-performing and one foreclosed asset for $79,000. At March 31, 2010 and December 31, 2009 non-performing assets as a percent of total assets was 0.05%, significantly below the industry average. At March 31, 2010, management has evaluated the Bank's loan loss reserve and believes it is adequately funded based on the quality of the current loan portfolio. At March 31, 2010, there were no other assets that are not disclosed or disclosed as classified or special mention, where known information about possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans in the future.

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


                                                     For the Three Months Ended March 31,
                                ------------------------------------------------------------------------------
                                                  2010                                2009
                                -------------------------------------    -------------------------------------
                                                Interest                                Interest
                                Average         Income/     Yield/       Average        Income/         Yield/
                                Balance         Expense     Cost         Balance        Expense         Cost
                                ----------  -------------  ----------    ---------  ---------------  ---------
                                                            (Dollars in thousands)
Interest-earning assets:
Loans.........................  $  114,369  $     1,593       5.57%      $ 133,281  $       1,907      5.72%
Securities....................      59,222          447       3.02          24,528            267      4.35
Mortgage-backed securities....      25,700          217       3.38          28,905            326      4.51
Other.........................      6,206             2       0.13           2,232              1      0.18
                                ----------  -------------  ----------    ---------  ---------------  ---------
   Total interest-earning assets   205,497        2,259       4.40         188,946          2,501      5.29
                                            -------------                           ---------------
Non-interest-earning assets...       9,577                                   6,407
                                ----------                               ---------
   Total assets...............  $  215,074                               $ 195,353
                                ==========                               =========
Interest-bearing liabilities:
NOW accounts..................  $    9,014  $        16       0.71%      $   7,517  $          15      0.80%
Passbook savings..............      26,887           73       1.09          13,467             26      0.77
Money market savings.........       23,422           65       1.11          17,363             94      2.17
Individual retirement accounts      18,072          141       3.12          16,989            166      3.91
Certificates of deposit.......      77,485          440       2.27          73,059            578      3.16
Borrowings....................      33,060          354       4.28          40,782            425      4.17
                                ----------  -------------  ----------    ---------  ---------------  ---------
   Total interest-bearing
     liabilities..............     187,940        1,089       2.32         169,177          1,304      3.08
                                ----------  -------------                ---------  ---------------
Non-interest-bearing liabilities:
Demand deposits.........             3,940                                   3,422
Other.........................       2,646                                   2,531
                                ----------                               ---------
     Total liabilities........     194,526                                 175,130
Stockholders' equity..........      20,548                                  20,223
                                ----------                               ---------
   Total liabilities and
     stockholders' equity.....  $  215,074                               $ 195,353
                                ==========                               =========
Net interest income...........              $     1,170                             $       1,197
                                            =============                           ===============
Interest rate spread (1)......                                2.08%                                    2.21%
Net interest-earning assets (2) $   17,557                               $  19,769
                                ==========                               =========
Net interest margin (3).......                    2.28%                                      2.53%
Average interest-earning assets
   to average interest-bearing
   liabilities................         109%                                    112%


(1) Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and March 31, 2009

     General. We had net income of $33,000 for the three months ended March 31, 2010 compared to net income of $51,000 for the three months ended March 31,
2009. The decrease of $18,000 in net income for the first quarter of 2010 compared to the first quarter of 2009 resulted primarily from a decrease in net interest income of $27,000, an increase in other expense of $57,000, partially offset by an increase in other income of $25,000, and decreases in income tax expense of $38,000, and the provision for loan losses of $3,000. The decrease in net interest income was the result of a volume reduction in higher yielding assets, mainly mortgages, being replaced by an increased volume of lower yielding assets, primarily investment securities, partially offset by the Company's ability to reduce the deposit costs in a low interest rate environment. The net interest margin decreased 25 basis points to 2.28% in the first quarter of 2010 from 2.53% in the first quarter of 2009. The decline in net interest margin is a reflection of a balance sheet repositioning of the loan portfolio out of longer term assets into shorter term investments. Accepting margin compression in the short term in order to reduce interest rate risk exposure was decided as a prudent measure in an unprecedented low interest rate environment. The increase in non-interest expense that negatively affected the first quarter of 2010 compared to the first quarter of 2009 was an increase in FDIC premium expense, and additional occupancy and equipment expenses related to our Webster branch that opened in September 2009 and our three mortgage origination offices that opened in January 2010.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and March 31, 2009 (continued)

     Interest and Dividend Income. Interest and dividend income decreased by $242,000 or 9.7%, to $2.3 million for the three months ended March 31, 2010 from $2.5 million for the three months ended March 31, 2009. The decrease in interest and dividend income resulted from a $314,000 or 16.5% decrease in interest income from loans, a $109,000 or 33.4% decrease in interest income from mortgage-backed securities, partially offset by a $180,000 or 67.4% increase in securities income, and a $1,000 or 100.0% increase in other interest income primarily interest earning demand accounts. Average interest-earning assets increased by $16.6 million, or 8.8%, to $205.5 million for the three months ended March 31, 2010 from $188.9 million for the three months ended March 31, 2009. The yield on interest-earning assets decreased by 89 basis points to 4.40% for the three months ended March 31, 2010 compared to 5.29% for the three months ended March 31, 2009, reflecting a yield decrease in all interest earning asset categories as a result of the repositioning of assets into lower yielding assets and a lower market interest rate environment at March 31, 2010.

     Interest Expense. Interest expense decreased $215,000 or 16.5%, to $1.1 million for the three months ended March 31, 2010 from $1.3 million for the three months ended March 31, 2009. The decrease in interest expense resulted from lower average rates paid on deposits despite an increase in average rates paid on borrowings and higher total aggregate average liabilities. The average balance of interest-bearing liabilities increased $18.8 million, or 11.1%, to $187.9 million for the three months ended March 31, 2010 compared to $169.2 million for the three months ended March 31, 2009. The average cost of interest-bearing liabilities decreased by 76 basis points to 2.32% for the three months ended March 31, 2010 from 3.08% for the three months ended March 31, 2009. The average cost of deposit accounts decreased by 84 basis points to 1.90% for the three months ended March 31, 2010 compared to 2.74% for the three months ended March 31, 2009. However, the average cost of Passbook savings accounts increased by 32 basis points to 1.09% for the three months ended March 31, 2010 from 0.77% for the three months ended March 31, 2009 as a result of a high yield savings account promotion for the grand opening of the Webster branch in September 2009. The average cost of borrowings increased by 11 basis points to 4.28% for the three months ended March 31, 2010 compared to 4.17% for the three months ended March 31, 2009, reflective of maturities of lower yielding borrowings despite a decrease in expense of $71,000. The average balance of borrowings decreased $7.7 million or 18.9%, to $33.1 million for the three months ended March 31, 2010 compared to $40.8 million for the three months ended March 31, 2009. The decrease in interest expense reflects the Bank's management of lower deposit costs in a historically low interest rate environment. The Bank has continued to respond to the lower interest rate environment allowing for deposit re-pricing in a downward fashion of higher cost CDs and Money market savings accounts, decreasing our overall cost of funds.

At March 31, 2010, we had $23.7 million of certificates of deposit, including IRAs, that will mature during the second quarter of 2010 with a weighted average cost of 2.60%. Based on current market rates, if these funds remain with Fairport Savings Bank with similar maturities, the rates paid on these deposits will decrease.

     Net Interest Income. Net interest income decreased $27,000 or 2.3%, to $1.2 million for the three months ended March 31, 2010 from $1.2 million for the three months ended March 31, 2009. The decrease in net interest income was due primarily to an increase in lower yielding earning assets, partially offset by a lower average cost of deposits lowering the overall cost of interest bearing liabilities. The Company's net interest margin decreased 25 basis points to 2.28% for the three months ended March 31, 2010 from 2.53% for the three months ended March 31, 2009.

     Provision for Loan Losses. Based on management's evaluation of the factors that determine the level of the allowance for loan losses, we recorded $3,000 in provision for loan losses for the three month period ended March 31, 2010 compared to a $6,000 provision for loan losses for the three months ended March 31, 2009. The allowance for loan losses as of March 31, 2010 was $371,000 or 0.33% of total

Comparison of Operating Results for the Three Months Ended March 31, 2010 and March 31, 2009 (continued)

loans, compared to $350,000 or 0.27% of total loans as of March 31, 2009. We ended the quarter with $23,000 in non-accrual loans as of March 31, 2010 compared to $133,000 in non-accrual loans as of March 31, 2009. We recorded no charge offs in the first quarter of 2010 or 2009. We had one foreclosed asset of $79,000 at March 31, 2010 and no foreclosed real estate at March 31, 2009.

     Other Income. Total other income increased $25,000 or 18.7%, to $159,000 for the three months ended March 31, 2010 compared to $134,000 for the three months ended March 31, 2009. In the three months ended March 31, 2010 versus the three months ended March 31, 2009, there was an increase of $33,000 in BOLI income, an $8,000 increase in service fee income primarily from deposit account service charge fees, and a $12,000 increase in other income primarily from mortgage fees, partially offset by a decrease of $5,000 in commissions from Oakleaf Services insurance/annuity and security sales, $15,000 less in gain on sale of mortgage loans in the secondary market and an $8,000 net loss on sale of available for sale securities, reflecting a $10,000 loss on mortgage backed securities held to maturity, as previously discussed, partially offset by a $2,000 gain on sale of FHLMC common stock available for sale.

     Other Expense. Total other expense increased $57,000, or 4.6%, to $1.3 million for the three months ended March 31, 2010 compared to $1.2 million for the three months ended March 31, 2009. The increase was primarily the result of a $35,000 increase in FDIC insurance premium expense to $57,000 for the three months ended March 31, 2010, compared to $22,000 for the three months ended March 31, 2009. Occupancy expense increased by $25,000 and equipment expense increased by $13,000 with additional occupancy and equipment expenses related to our Webster branch that opened in September 2009 and our three mortgage origination offices that opened in January 2010. Advertising expense increased by $9,000 and other expense increased by $6,000. These increases were partially offset by a decrease in salaries and benefits expense of $6,000 reflecting the Bank's continued expense reductions initiatives in the first quarter of 2010 compared to the first quarter of 2009, $14,000 less in mortgage fees and taxes, $6,000 less in data processing expense, and $4,000 less in electronic banking expense.

     Income Tax Expense. We had pre-tax income of $23,000 for the three months ended March 31, 2010 versus pre-tax income of $79,000 for the three months ended March 31, 2009, which resulted in a $10,000 tax benefit for the three months ended March 31, 2010, versus a $28,000 tax expense for the three months ended March 31, 2009, a change in taxes of $38,000. The effective tax benefit rate was (43.5)% for the three months ended March 31, 2010 compared to a tax expense rate of 35.4% for the three months ended March 31, 2009. The high effective tax benefit rate in the quarter ended March 31, 2010 was a result of the utilization of New York State mortgage recording tax credits in the current period that had been previously subject to a valuation allowance. The New York State franchise tax recorded on taxable assets for the current quarter 2010 exceeded the mortgage tax generated in its current period.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of New York, maturities and principal repayments of securities, and recently, but to a lesser extent, loan sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our asset/liability management committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 10.0% or greater. For the quarter ended March 31, 2010, our liquidity ratio averaged 19.6%. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2010.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2010, cash and cash equivalents totaled $11.4 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2010, we had $3.9 million in loan commitments outstanding. In addition to commitments to originate loans, we had $9.0 million in unused lines of credit to borrowers. Certificates of deposit, including individual retirement accounts comprised solely of certificates of deposits, due within one year of March 31, 2010 totaled $59.5 million, or 60.3% of our certificates of deposit and 36.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds including loan sales, other deposit products, including certificates of deposit, and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2010. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is and will continue to be originating loans. During the three months ended March 31, 2010, we originated $5.5 million of loans.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank borrowings. We experienced a net increase in total deposits of $6.7 million for the quarter ended March 31, 2010. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provides an additional source of funds. Federal Home Loan Bank borrowings decreased by $3.3 million to $31.3 million for the three months ended March 31, 2010, compared to a net decrease of $7.2 million to $38.3 million for the three months ended March 31, 2009. Historically, Federal Home Loan Bank borrowings have primarily been used to fund loan demand and expanding the investment portfolio. At March 31, 2010, we had the ability to borrow approximately $85.0 million from the Federal Home Loan Bank of New York, of which $31.3 million had been advanced.

The Bank also has a repurchase agreement with Morgan Keegan providing an additional $10.0 million in liquidity. Funds obtained under the repurchase agreement are secured by the Bank's U.S Government and agency obligations. There were no advances outstanding under the repurchase agreement at March 31, 2010 or December 31, 2009.

Fairport Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2010, Fairport Savings Bank exceeded all regulatory capital requirements, and was considered "well capitalized" under regulatory guidelines.

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

At March 31, 2010 and 2009, we had $3.9 million and $4.5 million, respectively, of commitments to grant loans, and $9.0 million and $7.5 million, respectively, of unfunded commitments under lines of credit.


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


Item 1A. Risk Factors

     In addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the Year Ended December 31, 2009, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Legislative proposals have been introduced that would eliminate the Office of Thrift Supervision and would require Fairport Savings Bank and FSB Community Bankshares, Inc. to become regulated by other federal regulatory agencies.

     Legislation has been proposed that would implement sweeping changes to the current bank regulatory structure. The most recent proposal would eliminate our current primary federal regulator, the Office of Thrift Supervision, and require both Fairport Savings Bank and FSB Community Bankshares, Inc. to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The proposed legislation provides that the Board of Governors of the Federal Reserve System would be responsible for promulgating regulations for holding companies (like FSB Community Bankshares, Inc.) with the Office of the Comptroller of the Currency being responsible for the application and enforcement of such regulations. In addition, compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
        (a) There were no sales of unregistered securities during the period covered by this Report.

        (b) Not applicable.

        (c) There were no issuer repurchases of securities during the period covered by this Report.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. [Reserved]

Item 5. Other Information

         None.

Item 6. Exhibits

        The following exhibits are either filed as part of this report or are incorporated herein by reference:
3.1     Charter of FSB Community Bankshares, Inc.*
3.2     Bylaws of FSB Community Bankshares, Inc.*
4       Form of Common Stock Certificate of FSB Community Bankshares, Inc.*
10.1    Supplemental Executive Retirement Plan*
10.2    Form of Employee Stock Ownership Plan*
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
---------------
     * Filed as exhibits to the Company's Registration Statement on Form SB-2, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-141380) on March 16, 2007.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FSB COMMUNITY BANKSHARES, INC.


Date:    May 14, 2010                      /s/ Dana C. Gavenda
                                           -------------------------------------
                                           Dana C. Gavenda
                                           President and Chief Executive Officer


Date:    May 14, 2010                      /s/ Kevin D. Maroney
                                           -------------------------------------
                                           Kevin D. Maroney
                                           Executive Vice President and Chief





                                       27
                                           Financial Officer