Form 10-Q
period 2010-06-30
FSB Community Bankshares Inc
filed 2010-08-16
CIK 1389797

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010
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
YES [X]   NO [  ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [  ]   NO [  ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [  ]   NO [X]

As of August 13, 2010 there were 1,785,000 shares of the Registrant’s common stock, par value $0.10 per share, outstanding, 946,050 of which were held by FSB Community Bankshares, MHC, the Registrant’s mutual holding company.

FSB Community Bankshares, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.   Consolidated Financial Statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Balance Sheets
June 30, 2010 and December 31, 2009 (unaudited)
(Dollars in thousands, except share data)

Assets	June 30, 2010	December 31, 2009

Cash and due from banks	$13,003	$3,385
Interest-earning demand deposits	2,350	2,580
Cash and Cash Equivalents	15,353	5,965

Securities available for sale	70,791	75,483
Securities held to maturity (fair value 2010 $5,287; 2009 $6,183)	5,130	6,098
Investment in FHLB stock	1,666	1,886
Loans held for sale	3,360	-
Loans receivable, net of allowance for loan losses (2010 $374; 2009 $368)	115,705	116,372
Bank owned life insurance	3,078	3,013
Accrued interest receivable	963	1,156
Premises and equipment, net	2,510	2,556
Foreclosed real estate	-	79
Prepaid FDIC premium	685	793
Other assets	781	999
Total Assets	$220,022	$214,400

Liabilities & Stockholders’ Equity

Deposits:
Non-interest-bearing	$4,333	$3,955
Interest-bearing	160,429	152,555
Total Deposits	164,762	156,510

Borrowings	30,674	34,590
Advances from borrowers for taxes and insurance	2,348	2,012
Official bank checks	810	432
Other liabilities	644	506
Total Liabilities	199,238	194,050

Stockholders’ Equity

Preferred Stock- no par value- 1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common Stock- $0.10 par value – 10,000,000 shares authorized;
1,785,000 shares issued and outstanding	179	179
Additional paid-in-capital	7,273	7,275
Retained earnings	13,385	13,317
Accumulated other comprehensive income	524	174
Unearned ESOP shares – at cost	(577)	(595)
Total Stockholders’ Equity	20,784	20,350

Total Liabilities and Stockholders’ Equity	$220,022	$214,400

See accompanying notes to consolidated financial statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Income
Three Months Ended June 30, 2010 and 2009 (unaudited)
(Dollars in thousands, except per share data)

	2010	2009

Interest and Dividend Income
Loans	$1,602	$1,757
Securities	392	301
Mortgage-backed securities	199	299
Other	3	2
Total Interest and Dividend Income	2,196	2,359

Interest expense
Deposits	653	863
Borrowings	326	406
Total Interest Expense	979	1,269

Net Interest Income	1,217	1,090
Provision for Loan Losses	3	8
Net Interest Income After Provision
for Loan Losses	1,214	1,082

Other Income
Service fees	60	66
Fee income	20	17
Realized gain on sale of securities	-	92
Realized loss on sale of foreclosed real estate	(5)	-
Increase in cash surrender value of bank owned life insurance	32	-
Realized gain on sale of loans	69	16
Other	86	58
Total Other Income	262	249

Other Expense
Salaries and employee benefits	727	556
Occupancy expense	149	124
Data processing costs	26	24
Advertising	53	52
Equipment expense	104	87
Electronic banking	21	19
Directors’ fees	28	29
Mortgage fees and taxes	87	72
FDIC premium expense	59	159
Other expense	180	169
Total Other Expenses	1,434	1,291

Income Before Income Taxes	42	40

Provision for Income Taxes	7	13

Net Income	$35	$27
Earnings per common share	$0.02	$0.02
See accompanying notes to consolidated financial statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Income
Six Months Ended June 30, 2010 and 2009 (unaudited)
(Dollars in thousands, except per share data)

	2010	2009

Interest and Dividend Income
Loans	$3,195	$3,664
Securities	839	568
Mortgage-backed securities	416	625
Other	5	3
Total Interest and Dividend Income	4,455	4,860

Interest expense
Deposits	1,388	1,742
Borrowings:
Short-term	-	1
Long-term	680	830
Total Interest Expense	2,068	2,573

Net Interest Income	2,387	2,287
Provision for Loan Losses	6	14
Net Interest Income After Provision
for Loan Losses	2,381	2,273

Other Income
Service fees	117	115
Fee income	26	28
Realized gain (loss) on sale of securities	(8)	92
Realized loss on sale of foreclosed real estate	(5)	-
Increase in cash surrender value of bank owned life insurance	65	-
Realized gain on sale of loans	83	45
Other	143	103
Total Other Income	421	383

Other Expense
Salaries and employee benefits	1,414	1,249
Occupancy expense	299	249
Data processing costs	43	47
Advertising	94	84
Equipment expense	207	177
Electronic banking	37	39
Directors’ fees	55	57
Mortgage fees and taxes	117	116
FDIC premium expense	116	181
Other expense	355	338
Total Other Expenses	2,737	2,537

Income Before Income Taxes	65	119

Provision (Benefit) for Income Taxes	(3)	41

Net Income	$68	$78
Earnings per common share	$0.04	$0.05
See accompanying notes to consolidated financial statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2010 and 2009 (unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance – January 1, 2009	$179	$7,286	$13,249	$(43)	$(630)	$20,041

Comprehensive loss
Net income	-	-	78	-	-	78
Change in net unrealized
loss on securities available for sale, net of reclassification adjustment and taxes	-	-	-	(163)	-	(163)
Total Comprehensive Loss						(85)
ESOP shares committed to be
released	-	(8)	-	-	18	10
Balance – June 30, 2009	$179	$7,278	$13,327	$(206)	$(612)	$19,966

Balance – January 1, 2010	$179	$7,275	$13,317	$174	$(595)	$20,350

Comprehensive income:
Net income	-	-	68	-	-	68
Change in net unrealized gain
on securities available for sale, net of reclassification adjustment and taxes	-	-	-	350	-	350
Total Comprehensive Income						418
ESOP shares committed to be
released	-	(2)	-	-	18	16
Balance – June 30, 2010	$179	$7,273	$13,385	$524	$(577)	$20,784

See accompanying notes to consolidated financial statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Cash Flows
 Six Months Ended June 30, 2010 and 2009 (unaudited)
(Dollars in thousands)
	2010	2009
Cash Flows From Operating Activities
Net income	$68	$78
Adjustments to reconcile net income to net cash used by operating activities:
Net amortization of premiums and discounts on investments	515	285
Gain on sale of securities available for sale	(2)	(92)
Loss on sale of securities held to maturity	10	-
Gain on sale of loans	(83)	(45)
Proceeds from loans sold	3,729	11,101
Loans originated for sale	(7,006)	(11,056)
Amortization of net deferred loan origination costs	16	11
Depreciation and amortization	156	135
Provision for loan losses	6	14
Expense related to ESOP	16	10
Deferred income tax benefit	(28)	(139)
Earnings on investment in bank owned life insurance	(65)	-
Decrease in accrued interest receivable	193	63
Decrease (increase) in prepaid FDIC premium and other assets	326	(442)
Decrease in other liabilities	(14)	(3)
Loss on sale of foreclosed real estate	5	-
Net Cash Used By Operating Activities	(2,158)	(80)

Cash Flows From Investing Activities
Purchases of securities available for sale	(46,889)	(57,644)
Proceeds from maturities and calls of securities available for sale	48,000	30,485
Proceeds from sales of securities available for sale	11	5,355
Proceeds from principal paydowns on securities available for sale	3,589	2,135
Proceeds from principal paydowns on securities held to maturity	265	406
Proceeds from maturities and calls of securities held to maturity	5	-
Proceeds from sales of securities held to maturity	686	-
Net decrease in loans	645	15,459
Redemption of FHLB stock	220	284
Proceeds from sales of foreclosed real estate	74	-
Purchase of premises and equipment	(110)	(191)
Net Cash Provided By(Used By) Investing Activities	6,496	(3,711)

Cash Flows From Financing Activities
Net increase in deposits	8,252	14,506
Net decrease in short-term borrowings	-	(3,850)
Repayments on long-term borrowings	(3,916)	(3,883)
Net increase in advances from borrowers for taxes and insurance	336	213
Net increase (decrease) in official bank checks	378	(89)
Net Cash Provided By Financing Activities	5,050	6,897

Net Increase in Cash
and Cash Equivalents	9,388	3,106

Cash and Cash Equivalents- Beginning	5,965	3,173

Cash and Cash Equivalents- Ending	$15,353	$6,279

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Cash Flows, (Continued)

	2010	2009
Supplementary Cash Flows Information

Interest paid	$2,084	$2,587

Income taxes paid	$-	$115

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

Note 1-Basis of Presentation

The accompanying unaudited consolidated financial statements of FSB Community Bankshares, Inc. and its wholly owned subsidiary Fairport Savings Bank (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the applicable instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB”.  The FASB sets generally accepted accounting principles (“GAAP”).  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, referred to as the Codification or ASC.  The FASB finalized the Codification effective for periods ending on or after September 15, 2009.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, the evaluation of other than temporary impairment of investment securities, and the net deferred tax asset. For additional information and disclosures required under GAAP, reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2009.

The unaudited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2009, included in the Annual Report filed on Form 10-K with the Securities and Exchange Commission (“SEC”) on March 29, 2010.

Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The consolidated financial statements at June 30, 2010 and December 31, 2009 and for the three and six  months ended June 30, 2010 and 2009 include the accounts of the Company, Fairport Savings Bank (the “Bank”) and the Bank’s wholly-owned subsidiary, Oakleaf Services Corporation (“Oakleaf”).  All inter-company balances and transactions have been eliminated in consolidation.  Certain amounts from prior periods may have been reclassified, when necessary, to conform to current period presentation.

As previously reported the Board of Directors of the Bank approved the formation of a wholly owned subsidiary to be known as Fairport Mortgage Corp. to engage in residential lending. However, due to regulatory changes the Company has decided to establish a lending division of the Bank to be known as Fairport Mortgage.

The Company has evaluated subsequent events through the date the consolidated financial statements were issued.

Note 2-Fair Value Measurement and Disclosure

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective reporting dates and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each reporting date.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows at June 30, 2010 and at December 31, 2009:

Note 2--Fair Value Measurement and Disclosure (Continued)

June 30, 2010 Securities Available for Sale:	Total	Level 1	Level 2	Level 3
U.S. Government agency securities	$48,878	$5,003	$43,875	$-
Mortgage-backed securities - residential	21,913	1,541	20,372	-
Total Available for Sale Securities	$70,791	$6,544	$64,247	$-
(In Thousands)
December 31, 2009 Securities Available for Sale:	Total	Level 1	Level 2	Level 3
Equity securities	$12	$12	$-	$-
U.S. Government agency securities	54,629	5,548	49,081	-
Mortgage-backed securities - residential	20,842	-	20,842	-
Total Available for Sale Securities	$75,483	$5,560	$69,923	$-

There were no transfers between level 1 and level 2 during the six months ended June 30, 2010.  No assets or liabilities have been measured on a non-recurring basis at or for the six months ended June 30, 2010 at or for the year ended December 31, 2009.

FASB ASC Topic 825-10-50, Disclosure about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the defined fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.  ASC Topic 825-10-50 excludes certain assets and liabilities from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments at June 30, 2010 and December 31, 2009:

Cash, Due from Banks, and Interest-Bearing Demand Deposits

The carrying amounts of these assets approximate their fair values.

Investment Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the

Note 2--Fair Value Measurement and Disclosure (Continued)

specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) are used to support fair values of certain Level 3 investments. The Company had no Level 3 investment securities at June 30, 2010 or at December 31, 2009.

Investment in FHLB Stock

The carrying value of FHLB stock approximates its fair value based on the restricted nature of the FHLB stock.

Loans Held for Sale

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at their cost at June 30, 2010, which approximated fair value since the loans were sold in the subsequent period for amounts substantially equal to the carrying value. There were no loans held for sale at December 31, 2009.

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

Note 2--Fair Value Measurement and Disclosure (Continued)

 Off-Balance Sheet Instruments

The fair values for off-balance sheet financial instruments (lending commitments and lines of credit) are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms and present credit worthiness of the counterparties.

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)

Financial assets:
Cash and due from banks	$13,003	$13,003	$3,385	$3,385
Interest bearing demand deposits	2,350	2,350	2,580	2,580
Securities available for sale	70,791	70,791	75,483	75,483
Securities held to maturity	5,130	5,287	6,098	6,183
FHLB stock	1,666	1,666	1,886	1,886
Loans held for sale	3,360	3,360	-	-
Loans, net	115,705	119,899	116,372	118,883
Accrued interest receivable	963	963	1,156	1,156

Financial liabilities:
Deposits	164,762	163,772	156,510	155,606
Borrowings	30,674	29,127	34,590	32,579
Accrued interest payable	113	113	129	129

Off-balance sheet instruments:
Commitments to extend credit	-	-	-	-

Note 3 - Securities

 The amortized cost and estimated fair value of securities with gross unrealized gains and losses at June 30, 2010 and at December 31, 2009 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
June 30, 2010:
Available for Sale:
U.S. Government agency securities	$48,606	$287	$(15)	$48,878
Mortgage-backed securities - residential	21,391	536	(14)	21,913
	$69,997	$823	$(29)	$70,791
Held to Maturity:
Mortgage-backed securities – residential	$5,130	$157	$-	$5,287
December 31, 2009:
Available for Sale:
Equity securities	$9	$3	$-	$12
U.S. Government agency securities	54,842	100	(313)	54,629
Mortgage-backed securities – residential	20,369	473	-	20,842
	$75,220	$576	$(313)	$75,483
Held to Maturity:
Mortgage-backed securities – residential	$6,098	$86	$(1)	$6,183

The Company’s investment securities portfolio consists primarily of U.S. Government sponsored agency securities, U.S Government mortgage-backed securities, and U.S. Government sponsored agency mortgage-backed securities.  The U.S. Government sponsored agency securities and the U.S. Government sponsored mortgage-backed securities have little credit risk because their principal and interest payments are backed by an agency of the U.S. Government.  At June 30, 2010 the Company’s securities portfolio totaled $3.6 million of U.S. Government mortgage-backed securities, including $1.4 million classified as held to maturity, and $2.2 million classified as available for sale.

The amortized cost and estimated fair value by contractual maturity of debt securities at June 30, 2010 are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Note 3 – Securities (continued)

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated |Fair Value
	(In Thousands)		(In Thousands)

Due in one year or less	$-	$-	$-	$-
Due after one year through five years	9,346	9,368	-	-
Due after five years through ten years	14,555	14,610	-	-
Due after ten years	24,705	24,900	-	-
Mortgage-backed securities – residential	21,391	21,913	5,130	5,287

	$69,997	$70,791	$5,130	$5,287

For the six months ended June 30, 2010 there was a $10,573 gross realized loss on sale of mortgage-backed securities held to maturity resulting from proceeds of $686,000, and a $2,120 gross realized gain on sale of FHLMC common stock available for sale resulting from proceeds of $11,000. In accordance with accounting guidance, the Company was able to sell securities classified as held to maturity after the Company had already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due either to prepayments or to scheduled principal and interest payments on the debt securities.  For the six months ended June 30, 2009 there was a $92,000 realized gain on sale of mortgage-backed securities classified as available for sale resulting from proceeds of $5.3 million.

No securities were pledged to secure public deposits or for any other purpose required or permitted by law at June 30, 2010 or at December 31, 2009.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009:

Note 3 – Securities (continued)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)

June 30, 2010:
U.S. Government agency securities	$2,639	$15	$-	$-	$2,639	$15
Mortgaged-backed securities – residential	2,864	14	-	-	2,864	14

	$5,503	$29	$-	$-	$5,503	$29

December 31, 2009:
U.S. Government agency securities	$27,241	$313	$-	$-	$27,241	$313
Mortgaged-backed securities – residential	442	1	18	-	460	1

	$27,683	$314	$18	$-	$27,701	$314

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issuer (and guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of a security by a rating agency, (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies, and (6) whether the Company intends to sell or might be required to sell the debt securities.  In 2009 and in the six month period ended June 30, 2010, the Company did not record an other-than-temporary impairment charge.

At June 30, 2010, two debt securities and two mortgage-backed securities have been in a continuous unrealized loss position for less than twelve months.  No debt securities or mortgage-backed securities have been in a continuous unrealized loss position for more than twelve months.  The debt securities and mortgage-backed securities were issued by U.S. government sponsored agencies and are paying in accordance with their terms with no deferrals of interest or defaults.  As management believes the Company does not intend to sell and will not be required to sell these securities prior to recovery or maturity, no declines are deemed to be other than temporary.

Note 4 - Federal Home Loan Bank of New York Stock

Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal Home Loan Bank (“FHLB”) according to a predetermined formula.  This restricted stock is carried at cost.

Management evaluates the FHLB stock for impairment in accordance with FASB ASC Topic 942-10-15, Financial Services – Depository and Lending.  Management’s determination of whether this investment is

Note 4 - Federal Home Loan Bank of New York Stock (continued)

impaired is based on its assessment of the ultimate recoverability of its cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

No impairment charges were recorded related to the FHLB stock for the six month period ended June 30, 2010 or in 2009.

Note 5 - Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects for the three and six months ended June 30, 2010 and 2009 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)
Unrealized holding gain (loss) on available for sale securities	$127	$(780)	$531	$(339)
Reclassification adjustment for realized gain included in net income	-	(92)	(2)	(92)
Net Unrealized Gain (Loss)	127	(688)	529	(247)
Tax effect	42	(234)	179	(84)
Net of tax amount	$85	$(454)	$350	$(163)

Note 6 - Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income by the weighted-average number of common shares outstanding during the period. The Company has not granted any restricted stock awards or stock options and, during the three and six months ended June 30, 2010 and 2009, had no potentially dilutive common stock equivalents.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.  The weighted average common shares outstanding were 1,727,273 for the three months ended June 30, 2010 and 1,726,838 for the six months ended June 30, 2010, and 1,723,775 for the three months ended June 30, 2009 and 1,723,340 for the six months ended June 30, 2009.

Note 7 - Recent Accounting Pronouncements

In January 2010, the FASB issued updated guidance on “Equity, Accounting for Distributions to Stockholders with Components of Stock and Cash”.  The amendments in this update clarify that the stock portion of a distribution to stockholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  This update codifies the consensus reached in recent accounting guidance for Accounting for Stock Dividends, Including Distributions to Stockholders with Components of Stock and Cash.  This update is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations or financial position.

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10 to now require:

•	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company adopted the required provisions of ASU 2010-06, with no significant impact on its financial condition or results of operations.

The FASB has issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within subtopic 310-40.

Note 7 - Recent Accounting Pronouncements (continued)

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.

The FASB issued ASU 20100-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, in order to help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.

This ASU requires more information about the credit quality of financing receivables in the disclosures to consolidated financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.

The amendments in this Update apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.

For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.

Note 8 – Subsequent Events

In July 2010, the Bank restructured a portion of its Federal Home Loan Bank advances by repaying $13.2 million of existing borrowings and replacing these borrowings with $13.2 million of new, lower cost FHLB advances. This transaction resulted in $638,000 in prepayment penalties that will be deferred and recognized in interest expense as an adjustment to the cost of the Company’s new borrowings in future periods.  The existing borrowings were a combination of fixed-rate and amortizing advances with an average cost of 4.29% and a weighted average duration of 1.47 years.  The new borrowings are all fixed-rate borrowings with an average cost of 1.53% and an average duration of 3.11 years.  The relevant accounting treatment for this transaction was an interpretation of the guidance provided in ASC 470-50.  This transaction was executed as an earnings and interest rate risk strategy, resulting in lower FHLB advance costs and an extension in average duration.

Note 9 – Formation of a Subsidiary

As previously reported, the Board of Directors of the Bank approved the formation of a wholly owned subsidiary to be known as Fairport Mortgage Corp. to engage in residential lending. However, due to regulatory changes the Company has decided to establish a lending division of the Bank to be known as Fairport Mortgage.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout the Management’s Discussion and Analysis (“MD&A”), the term “the Company” refers to the consolidated entity of FSB Community Bankshares, Inc., Fairport Savings Bank, and Oakleaf Services Corporation, a wholly owned subsidiary of Fairport Savings Bank.  At June 30, 2010, FSB Community Bankshares, MHC the Company’s mutual holding company parent, held 946,050 shares, or 53.0%, of the Company’s common stock, engaged in no significant activities, and was not included in the MD&A.

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

Critical Accounting Policies

The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB”.  References to GAAP issued by the FASB in the footnotes to the financial statements are to the FASB Accounting Standards Codification, referred to as the Codification or ASC.

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 29, 2010.  These policies, along with the disclosures presented in the other consolidated financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of consolidated financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, the evaluation of investment securities for other-than-temporary impairment and the valuation and recoverability of deferred tax assets to be the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available.

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

As a substantial percentage of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans.  Assumptions are instrumental in determining the value of properties.  Overly optimistic assumptions or negative changes to assumptions could significantly affect the valuation of a property securing a loan and the related allowance.  Management carefully reviews the assumptions supporting such appraisals to determine that the resulting values reasonably reflect amounts realizable on the related loans.

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses.  We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews, and other relevant factors.  This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on changes in economic and real estate market conditions. Various banking regulators, as an integral part of their examination process, also review the allowance for loan losses. Such regulators may require, based on their judgments about information available to them at the time of their examination, that certain loan balances be charged off or require that adjustments be made to the allowance for loan losses when their credit evaluations differ from those of management. Additionally, the allowance for loan losses is determined, in part, by the composition and size of the loan portfolio which represents the largest asset type on the consolidated statement of financial condition.

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

For debt securities, credit-related OTTI is recognized in income while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized costs less any credit-related losses recognized.  For securities classified as held to maturity, the amount of OTTI recognized in other comprehensive income (loss) is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  For equity securities, the entire amount of OTTI is recognized in income.

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

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Total Assets.  Total assets increased by $5.6 million, or 2.6%, to $220.0 million at June 30, 2010 from $214.4 million at December 31, 2009.  The increase in total assets primarily reflects increases in cash and cash equivalents, and loans held for sale, partially offset by decreases in securities available for sale, securities held to maturity, net loans receivable, and Federal Home Loan Bank stock.

Cash and cash equivalents, mainly interest-earning deposits at the Federal Reserve Bank and Federal Home Loan Bank increased by $9.4 million, or 157.4%, to $15.4 million at June 30, 2010 from $6.0 million at December 31, 2009.  Excess cash and cash equivalents were maintained at June 30, 2010 in anticipation of funding mortgage loan commitments in the last six months of 2010.

Total securities decreased by $5.7 million, or 6.9%, to $75.9 million at June 30, 2010 from $81.6 million at December 31, 2009. Securities classified as available for sale decreased $4.7 million to $70.8 million at June 30, 2010 from $75.5 million at December 31, 2009.  The $4.7 million decrease was attributable to maturities and calls of $48.0 million of U.S. government agency securities classified as available for sale, and $4.1 million in principal repayments received and amortization, partially offset by the purchase of $42.4 million of U.S. government agency securities and purchases of $4.5 million of mortgage-backed securities, and a $530,000 increase in the fair value of securities available for sale. We sold $8,750 of FHLMC common stock held in available for sale securities for a realized gain on sale of $2,120 in the first six months of 2010.

Securities classified as held to maturity decreased $968,000, or 15.9% to $5.1 million at June 30, 2010 from $6.1 million at December 31, 2009 primarily as a result of the sale of $691,000 of  mortgage-backed securities with a realized loss of $10,573 and $277,000 in principal repayments and amortization.  In accordance with accounting guidance, the sale of securities classified as held to maturity occurred after the Company received a minimum of 85% of the principal outstanding at acquisition due either to prepayments or to scheduled principal and interest payments on the debt securities.  All securities purchased in 2010 have been classified as available for sale to provide a portfolio of marketable securities for liquidity as an alternative to borrowings. The Company has reviewed its investment securities portfolio for the quarter and six months ended June 30, 2010, and has determined that no other-than-temporary impairment exists in the portfolio.

Investment in FHLB of New York stock decreased by $220,000, or 11.7%, to $1.7 million at June 30, 2010, from $1.9 million at December 31, 2009 due to stock redemptions.  The FHLB of New York requires members to purchase and redeem stock based on the level of borrowings.

Net loans receivable decreased $667,000, or 0.6%, to $115.7 million at June 30, 2010 from $116.4 million at December 31, 2009.  The Company continues to execute its business plan of making high quality loans to existing and new customers in our market area with $14.7 million of fixed-rate loan refinances and home purchase originations in the first six months of 2010.  The Bank sold $5.5 million of long-term, fixed-rate conventional residential mortgage loans and FHA mortgage loans as a balance sheet management strategy in the first six months of 2010 to reduce interest rate risk in a potentially rising rate environment.  The $5.5 million of sold loans included $1.8 million in direct broker loans, which had no impact on the statement of cash flows, and $3.7 million in correspondent loans. The Bank sold these loans at a gain of $83,000 which was recorded in other income, and will realize servicing income on these loans as long as they have outstanding balances.  Management believed that selling these loans was a prudent interest rate risk decision.  Total loans sold and serviced as of June 30, 2010 totaled $17.8 million compared to $16.8 million as of December 31, 2009. We may experience further declines in our total residential mortgages loan portfolio with additional mortgage loan sales. In the current interest rate environment we intend to continue to sell a portion of our existing fixed-rate residential mortgage loans on a servicing retained basis resulting in additional loan servicing income, as well as selling the majority of FHA mortgage loans originated on a servicing released basis.  At June 30, 2010 the Bank had $3.4 million in loans held for sale comprised of FHA mortgage loans originated and closed by the Bank in the second quarter of 2010 that have been committed for sale in the secondary market and will be delivered and funded in the third quarter of 2010.

The Bank opened three mortgage loan origination offices in January of 2010 located in Canandaigua, Pittsford, and Watertown, New York.  Six additional mortgage loan originators and two support staff members were hired at these locations. The Bank intends to continue to emphasize aggressive, yet prudent originations of loans secured by one-to-four family residential real estate. The Bank initially intended to establish Fairport Mortgage Corp. as a wholly owned subsidiary of the Bank.  However, due to regulatory changes the Company has decided to continue operating the mortgage origination offices as a division of Fairport Savings Bank to be known as Fairport Mortgage.   The primary responsibilities of the Fairport Mortgage origination team will be to originate mortgage loans to increase the bank’s current mortgage loan portfolio, to originate loans for the Bank to close and sell as a correspondent to outside investors, and also to broker a select portion of residential mortgage loans directly to other investors.

The Company has never been involved with, and has no direct exposure to, sub-prime lending activities.  Credit quality continues to be the highest priority when underwriting loans. Subjective judgments about a borrower’s ability to repay and the value of any underlying collateral are made prior to approving a loan.

We believe our stringent underwriting standards have directly resulted in our significantly low level of non-accruing loans.

Deposits and Borrowings. Total deposits increased by $8.3 million, or 5.3%, to $164.8 million at June 30, 2010 from $156.5 million at December 31, 2009.  The $8.3 million deposit increase consisted of core deposit growth of $7.3 million including non-interest bearing checking accounts, NOW accounts, money market accounts, and savings accounts, and $1.0 million in non-core deposit growth including IRAs and Certificates of Deposit.  Management believes the deposit growth resulted, in part, from customers’ preference for the flexibility provided by short-term core deposits in the current low interest rate environment.

The significant deposit growth demonstrates our competitive strength in our market.  The net deposit growth was primarily attributable to the Webster branch growth of $5.4 million, Irondequoit branch growth of $1.7 million, and Penfield branch growth of $1.9 million. Our marketing efforts and focus on customer service, we believe, has resulted in attracting new clients and increasing core deposits.

Long term borrowings decreased by $3.9 million, or 11.3%, to $30.7 million at June 30, 2010 from $34.6 million on December 31, 2009.  The Company used its sources of liquidity to decrease Federal Home Loan Bank advances and does not intend to renew maturing FHLB advances during the remainder of 2010 as a result of management’s decision to replace wholesale borrowings through core deposit growth.

In July 2010 the Bank executed a $13.2 million FHLB debt restructuring as an earnings and interest rate risk strategy, by lowering the FHLB advance interest rates and extending the duration of the debt.

Stockholders’ Equity. Total stockholders’ equity increased by $434,000 or 2.1%, to $20.8 million at June 30, 2010 from $20.4 million at December 31, 2009.  The increase resulted from $68,000 in net income, an increase of $350,000 in accumulated other comprehensive income, and a $16,000 increase from committed ESOP shares.  The Bank continued to exceed the requirement to be categorized as well capitalized, the highest standard of capital rating as defined by the Bank’s regulators, as the end of the second quarter 2010.

Non-Performing Assets.  At June 30, 2010 and December 31, 2009 the Company had one loan for $23,000 classified as non-performing. At June 30, 2010 the Company had no foreclosed assets compared to one foreclosed asset for $79,000 at December 31, 2009.  At June 30, 2010 non-performing assets as a percent of total assets was 0.01%, and at December 31, 2009 non-performing assets as a percent of total assets was 0.05%, significantly below the industry average in both periods. At June 30, 2010, management has evaluated the Bank’s loan loss reserve and believes it is adequate based on the quality of the current loan portfolio.  At June 30, 2010, there were no other assets that are not disclosed as classified or special mention, where known information about possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in impairment or disclosure of such loans in the future.

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

	For the Three Months Ended June 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$115,822	$1,602	5.53%	$124,501	$1,757	5.64%
Securities	56,240	392	2.79	35,215	301	3.42
Mortgage-backed securities	25,217	199	3.16	28,800	299	4.15
Other	12,464	3	0.10	7,780	2	0.10
Total interest-earning assets	209,743	2,196	4.19	196,296	2,359	4.81
Non-interest-earning assets	8,982			4,459
Total assets	$218,725			$200,755

Interest-bearing liabilities:
NOW accounts	$10,892	$19	0.70%	$8,198	$14	0.68%
Passbook savings	26,518	52	0.78	14,108	24	0.68
Money market savings	25,493	66	1.04	20,337	85	1.67
Individual retirement accounts	18,459	131	2.84	17,701	166	3.75
Certificates of deposit	78,082	385	1.97	75,525	574	3.04
Borrowings	30,874	326	4.22	37,938	406	4.28
Total interest-bearing liabilities	190,318	979	2.06%	173,807	1,269	2.92%
Non-interest-bearing liabilities:
Demand deposits	4,272			3,552
Other	3,450			3,003
Total liabilities	198,040			180,362
Stockholders’ equity	20,685			20,393
Total liabilities and stockholders’ equity	$218,725			$200,755

Net interest income		$1,217			$1,090
Interest rate spread (1)			2.13%			1.89%
Net interest-earning assets (2)	$19,425			$22,489
Net interest margin (3)		2.32%			2.22%
Average interest-earning assets to average interest-bearing liabilities	110%			113%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by total interest-earning assets.

	For the Six Months Ended June 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$115,123	$3,195	5.55%	$128,867	$3,664	5.69%
Securities	57,722	839	2.91	29,901	568	3.81
Mortgage-backed securities	25,458	416	3.27	28,852	625	4.33
Other	9,352	5	0.11	5,993	3	0.10
Total interest-earning assets	207,655	4,455	4.29%	193,613	4,860	5.02%
Non-interest-earning assets	9,255			4,456
Total assets	$216,910			$198,069

Interest-bearing liabilities:
NOW accounts	$9,958	$34	0.68%	$7,859	$28	0.71%
Passbook savings	26,702	124	0.93	13,789	50	0.73
Money market savings	24,463	132	1.08	18,858	180	1.91
Individual retirement accounts	18,267	272	2.98	17,347	333	3.84
Certificates of deposit	77,785	826	2.12	74,299	1,151	3.10
Borrowings	31,961	680	4.26	39,352	831	4.22
Total interest-bearing liabilities	189,136	2,068	2.19%	171,504	2,573	3.00%
Non-interest-bearing liabilities:
Demand deposits	4,107			3,488
Other	3,026			2,787
Total liabilities	196,269			177,779
Stockholders’ equity	20,651			20,290
Total liabilities and stockholders’ equity	$216,920			$198,069

Net interest income		$2,387			$2,287
Interest rate spread (1)			2.10%			2.02%
Net interest-earning assets (2)	$18,519			$22,109
Net interest margin (3)		2.30%			2.36%
Average interest-earning assets to average interest-bearing liabilities	110%			113%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and June 30, 2009

           General. The Company had net income of $35,000 for the three months ended June 30, 2010 compared to net income of $27,000 for the three months ended June 30, 2009.  The increase of $8,000 in net income for the second quarter of 2010 compared to the second quarter of 2009 resulted primarily from an increase in net interest income of $127,000, an increase in other income of $13,000, a decrease in income tax expense of $6,000, and a decrease in provision for loan losses of $5,000, partially offset by an increase in other expenses of $143,000.  The net interest margin increased 10 basis points to 2.32% in the second quarter of 2010 from 2.22% in the second quarter of 2009.  The increase in net interest margin, reflective of an increase in net interest income, was the result of the Company’s ability to reduce the deposit costs in a low interest rate environment, partially offset by a volume reduction in higher yielding assets, mainly mortgages, being replaced by an increased volume of lower yielding assets, primarily investment securities. The increase in other income was mainly due to increases in BOLI income, realized gain on sale of loans and miscellaneous other income, primarily additional mortgage fees collected. The increase in non-interest expense is primarily due to expenses related to our Webster branch that opened in September 2009 and our three mortgage origination offices that opened in January 2010 including additional salaries and employee benefits, occupancy, equipment, and mortgages fees and taxes expenses, partially offset by a decrease in FDIC premium expense which was higher during the 2009 period due to the one-time special assessment in the second quarter of 2009.

Interest and Dividend Income.  Interest and dividend income decreased by $163,000 or 6.9%, to $2.2 million for the three months ended June 30, 2010 from $2.4 million for the three months ended June 30, 2009.  The decrease in interest and dividend income resulted from a $155,000 or 8.8% decrease in interest income from loans, and a $100,000 or 33.4% decrease in interest income from mortgage-backed securities, partially offset by a $91,000 or 30.2% increase in taxable securities income, and a $1,000 or 50.0% increase in other interest income primarily interest-earning deposit accounts at the Federal Reserve Bank and Federal Home Loan Bank. Average interest-earning assets increased by $13.4 million, or 6.9%, to $209.7 million for the three months ended June 30, 2010 from $196.3 million for the three months ended June 30, 2009.  The yield on interest-earning assets decreased by 62 basis points to 4.19% for the three months ended June 30, 2010 compared to 4.81% for the three months ended June 30, 2009, reflecting a yield decrease in all but one interest earning asset categories as a result of the repositioning of assets into lower yielding, yet shorter maturity, assets in a lower market interest rate environment at June 30, 2010.

Interest Expense.  Interest expense decreased $290,000 or 22.9%, to $979,000 for the three months ended June 30, 2010 from $1.3 million for the three months ended June 30, 2009.  The decrease in interest expense resulted primarily from significantly lower average rates paid on deposits.  The average balance of interest-bearing liabilities increased $16.5 million, or 9.5%, to $190.3 million for the three months ended June 30, 2010 compared to $173.8 million for the three months ended June 30, 2009.  The average cost of interest-bearing liabilities, however, decreased by 86 basis points to 2.06% for the three months ended June 30, 2010 from 2.92% for the three months ended June 30, 2009.  The average cost of deposit accounts decreased by 90 basis points to 1.64% for the three months ended June 30, 2010 compared to 2.54% for the three months ended June 30, 2009. The average cost of borrowings decreased by 6 basis points to 4.22% for the three months ended June 30, 2010 compared to 4.28% for the three months ended June 30, 2009. The average balance of borrowings decreased $7.1 million or 18.6%, to $30.8 million for the three months ended June 30, 2010 compared to $37.9 million for the three months ended June 30, 2009.  The decrease in interest expense reflects the Bank’s management of lower deposit costs in a historically low interest rate environment.  The Bank has continued to respond to the lower interest rate environment allowing for deposit re-pricing in a downward fashion of higher cost CDs, IRAs and money market savings accounts, decreasing our overall cost of funds.

At June 30, 2010, we had $11.7 million of certificates of deposit, including IRAs that will mature during the third quarter of 2010 with a weighted average cost of 1.66%. Based on current market rates, if these funds remain with Fairport Savings Bank with similar maturities, the rates paid on these deposits will decrease.

Net Interest Income. Net interest income increased $127,000 or 11.7%, to $1.2 million for the three months ended June 30, 2010 from $1.1 million for the three months ended June 30, 2009.  The increase in net interest income was due primarily to a lower average cost of deposits lowering the overall cost of interest bearing liabilities, partially offset by a decrease in higher yielding earning assets, lowering the overall cost of interest-earning assets. The Company’s net interest margin increased 10 basis points to 2.32% for the three months ended June 30, 2010 from 2.22% for the three months ended June 30, 2009.

Provision for Loan Losses.  Based on management’s evaluation of the factors that determine the level of the allowance for loan losses, we recorded $3,000 in provision for loan losses for the three month period ended June 30, 2010 compared to a $8,000 provision for loan losses for the three months ended June 30, 2009.  The allowance for loan losses as of June 30, 2010 was $374,000 or 0.31% of total loans, compared to $357,000 or 0.30% of total loans as of June 30, 2009. We ended the quarter with $23,000 in non-accrual loans at June 30, 2010 compared to $460,000 in non-accrual loans at June 30, 2009.  We recorded no charge offs in the second quarter of 2010 or 2009.  We had no foreclosed real estate at June 30, 2010 or 2009.

Other Income.  Total other income increased $13,000 or 5.2%, to $262,000 for the three months ended June 30, 2010 compared to $249,000 for the three months ended June 30, 2009. In the three months ended June 30, 2010 versus the three months ended June 30, 2009, there was an increase of $32,000 in BOLI income, $53,000 more in gain on sale of mortgage loans in the secondary market, a $28,000 increase in other income primarily from mortgage fees, and an increase of $3,000 in commissions from Oakleaf Services insurance/annuity and security sales,  partially offset by $92,000 less in realized gain on sale of securities, a $6,000 decrease in service fee income primarily from deposit account service charge fees, and a $5,000 realized loss on sale of foreclosed real estate.

Other Expense.  Total other expense increased $143,000, or 11.1%, to $1.4 million for the three months ended June 30, 2010 compared to $1.3 million for the three months ended June 30, 2009.  The increase was primarily the result of expenses related to our Webster branch that opened in September 2009 and our three mortgage origination offices that opened in January 2010 including a $171,000 increase in salaries and employee benefits, a $25,000 increase in occupancy expense, a $17,000 increase in equipment expense, a $15,000 increase in mortgage fees and taxes, a $11,000 increase in other expenses, and  a $2,000 increase in both data processing and electronic banking, partially offset by a $100,000 decrease in FDIC insurance premium expense for the three months ended June 30, 2010. The FDIC imposed a one-time special assessment on all depository institutions, as a result of the assessment the Bank accrued $91,000 for the quarter ended June 30, 2009 payable to the FDIC at September 30, 2009.

Income Tax Expense.  We had pre-tax income of $42,000 for the three months ended June 30, 2010 versus pre-tax income of $40,000 for the three months ended June 30, 2009, and had a $7,000 tax expense for the three months ended June 30, 2010, versus a $13,000 tax expense for the three months ended June 30, 2009, a change in taxes of $6,000.  The effective tax rate was 16.6 % for the three months ended June 30, 2010 compared to a tax expense rate of 32.5% for the three months ended June 30, 2009.  The lower effective tax rate in the quarter ended June 30, 2010 was a result of the utilization of New York State mortgage recording tax credits in the current period.

Comparison of Operating Results for the Six Months Ended June 30, 2010 and June 30, 2009

General.  We had net income of $68,000 for the six months ended June 30, 2010 compared to net income of $78,000 for the six months ended June 30, 2009.  The $10,000 decrease was attributable to an increase in other expenses of $200,000, offset by an increase in net interest income of $100,000, an increase in other income of $38,000, an $8,000 decrease in the provision for loan losses, and a decrease in income tax of $44,000. The net interest margin decreased by 6 basis points to 2.30% for the six months ended June 30, 2010 from 2.36% for the six months ended June 30, 2009.  The decrease in net interest margin reflects a decrease in our total average interest-earning assets more than total average interest-bearing liabilities for the six months ended June 30, 2010 compared to June 30, 2009, and a volume reduction in higher yielding assets, mainly mortgage loans, being replaced by lower yielding assets mainly securities and interest earning deposits. The increase in net interest income is primarily due to the Company’s ability to reduce interest-bearing liabilities costs at a quicker pace than interest-earning assets in a low interest rate environment. The increase in other income was mainly due to increases in BOLI income, realized gain on sale of loans and miscellaneous other income primarily additional mortgage fees collected, partially offset with realized gain on sale of securities recorded in 2009. The increase in non-interest expense is primarily due to expenses related to our Webster branch that opened in September 2009 and our three mortgage origination offices that opened in January 2010 including additional salaries and employee benefits, occupancy, equipment, advertising, and other miscellaneous expenses, partially offset by a decrease in FDIC premium expense related to the one-time special assessment in the second quarter of 2009.

 Interest and Dividend Income.  Interest and dividend income decreased by $405,000, or 8.3%, to $4.5 million for the six months ended June 30, 2010 from $4.9 million for the six months ended June 30, 2009.  The decrease in interest and dividend income resulted primarily from a $469,000, or 12.8% decrease in interest income from loans, and a $209,000, or 33.4% decrease in interest income from mortgage-backed securities, partially offset by a $271,000, or 47.7% increase in interest income from securities, and a $2,000, or 66.7% increase in interest income from other sources, mainly interest-earning deposits at the Federal Reserve Bank and Federal Home Loan Bank.  Average interest-earning assets increased by $14.1 million, or 7.3%, to $207.7 million for the six months ended June 30, 2009 from $193.6 million for the six months ended June 30, 2009.  The yield on interest earning assets, however, decreased by 73 basis points to 4.29% for the six months ended June 30, 2010 compared to 5.02% for the six months ended June 30, 2009, reflecting decreases in interest yields in all but one asset categories.

Interest Expense.  Interest expense decreased $505,000, or 19.6%, to $2.1 million for the six months ended June 30, 2010 from $2.6 million for the six months ended June 30, 2009.  The decrease in interest expense resulted from lower average rates paid on deposit liabilities despite an increase in the aggregate average balance. Average balances in interest bearing liabilities increased $17.6 million, or 10.3%, to $189.1 million for the six months ended June 30, 2010 compared to $171.5 million for the six months ended June 30, 2009.  The average cost of interest-bearing liabilities decreased by 81 basis points to 2.19% for the six months ended June 30, 2010 from 3.00% for the six months ended June 30, 2009.  The average cost of deposit accounts decreased by 87 basis points to 1.77% for the six months ended June 30, 2010 compared to 2.64% for the six months ended June 30, 2009. The average cost of borrowings increased by 4 basis points to 4.26% for the six months ended June 30, 2010 compared to 4.22% for the six months ended June 30, 2009.  The decrease in interest expense reflects a significantly lower cost of funds in total deposits in a lower interest rate environment.

Net Interest Income. Net interest income increased $100,000, or 4.4%, to $2.4 million for the six months ended June 30, 2010 from $2.3 million for the six months ended June 30, 2009.  The increase in net interest income was  primarily due to a decrease in the average cost of our interest-bearing liabilities of 81 basis points, while the average yield on our interest-earning assets decreased by 73 basis points.  Our net interest margin decreased by 6 basis points to 2.30% for the six months ended June 30, 2010 from 2.36% for the six months ended June 30, 2009.  The decrease in net interest margin was attributable to less in interest earning assets than interest bearing liabilities and the repositioning of the assets from long-term mortgages to shorter-term investments.

Provision for Loan Losses.  Based on management’s evaluation of the factors that determine the level of the allowance for loan losses, we recorded a $6,000 provision for loan losses for the six month period ended June 30, 2010 compared to the $14,000 provision for loan losses for the six month period ended June 30, 2009.  We continue to maintain exceptional credit quality within our loan portfolio with no charge-offs recorded within either reporting period.  The allowance for loan losses at June 30, 2010 was $374,000 or 0.31% of total loans, compared to $357,000 or 0.30% of total loans at June 30, 2009. We ended the quarter with $23,000 in non-accrual loans at June 30, 2010 compared to $460,000 in non-accrual loans at June 30, 2009. We had no foreclosed real estate at June 30, 2010 or 2009.

Other Income.  Other income increased $38,000, or 9.9%, to $421,000 for the six months ended June 30, 2009 compared to $383,000 for the six months ended June 30, 2009.  The $38,000 increase was due to a $65,000 increase in BOLI income, a $38,000 increase in gain on sale of mortgage loans in the secondary market, a $40,000 increase in other income primarily from mortgage fees, and a $2,000 increase in deposit service fees, partially offset by $100,000 less in realized gain on sale of securities, a $5,000 realized loss on sale of foreclosed real estate, and $2,000 less in commissions from Oakleaf Services insurance/annuity and security sales.

Other Expenses.  Other expenses increased $200,000, or 7.9%, to $2.7 million for the six months ended June 30, 2010 compared to $2.5 million for the six months ended June 30, 2009.  The increase was primarily the result of expenses related to our Webster branch that opened in September 2009 and our three mortgage origination offices that opened in January 2010 including: a $165,000 increase in salaries and employee benefits, a $50,000 increase in occupancy expense, a $30,000 increase in equipment expense, a $10,000 increase in advertising, a $17,000 increase in other expenses, and a $1,000 increase in mortgage fees and taxes.  These increases were partially offset by a $65,000 decrease in FDIC insurance premium expense, a $4,000 decrease in data processing costs, and a $2,000 decrease in both directors fees and electronic banking,

Income Taxes.  The Company had pre-tax income of $65,000 for the six months ended June 30, 2010 versus pre-tax income of $119,000 for the six months ended June 30, 2009, and had a $3,000 tax benefit for the six months ended June 30, 2010, versus a $41,000 tax expense for the six months ended June 30, 2009, a change of $44,000.  The effective tax rate was (4.6)% for the six months ended June 30, 2009 compared to 34.5% for the six months ended June 30, 2009.  The effective tax rate for the six months ended June 30, 2010 was the result of the utilization of New York State mortgage recording tax credits in the current period.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature.  Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of New York, maturities and principal repayments of securities, and loan sales.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our asset/liability management committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We seek to maintain a liquidity ratio of 10.0% or greater.  For the quarter ended June 30, 2010, our liquidity ratio averaged 22.2%.  We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2010.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2010, cash and cash equivalents totaled $15.4 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2010, we had $3.2 million in loan commitments outstanding.  In addition to commitments to originate loans, we had $9.0 million in unused lines of credit to borrowers. Certificates of deposit, including IRAs comprised solely of certificates of deposits, due within one year of June 30, 2010 totaled $51.9 million, or 54.6% of our certificates of deposit and 31.5% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds including loan sales, other deposit products, including certificates of deposit, and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2011. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is and will continue to be originating loans. During the three months ended June 30, 2010, we originated $12.2 million of loans.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank borrowings.  We experienced a net increase in total deposits of $1.6 million for the quarter ended June 30, 2010.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provides an additional source of funds.  Federal Home Loan Bank borrowings decreased by $3.9 million to $30.7 million for the six months ended June 30, 2010, compared to a net decrease of $7.8 million to $37.7 million for the six months ended June 30, 2009.  Historically, Federal Home Loan Bank borrowings have primarily been used to fund loan demand and expanding the investment portfolio.  At June 30, 2010, we had the ability to borrow approximately $79.1 million from the Federal Home Loan Bank of New York, of which $30.7 million had been advanced.

The Bank also has a repurchase agreement with Morgan Keegan providing an additional $10.0 million in liquidity.  Funds obtained under the repurchase agreement are secured by the Bank’s U.S Government and agency obligations.  There were no advances outstanding under the repurchase agreement at June 30, 2010 or at December 31, 2009.

Fairport Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2010, Fairport Savings Bank exceeded all regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

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

At June 30, 2010 and 2009, we had $3.2 million and $3.8 million, respectively, of commitments to grant loans, and $9.0 million and $7.6 million, respectively, of unfunded commitments under lines of credit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable since the Company is a smaller reporting company.

Item 4T. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2010.

There were no significant changes made in the Company’s internal control over financial reporting or in other factors that could significantly affect the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2009, as filed with the Securities and Exchange Commission.  Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Financial reform legislation recently enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term effect on us. For example, the new law provides that the Office of Thrift Supervision, which is currently the primary federal regulator for FSB Community Bankshares, Inc. and its subsidiary, Fairport Savings Bank, will cease to exist one year from the date of the new law’s enactment. The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including FSB Community Bankshares, Inc.

Also effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse effect on our interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3. Defaults Upon Senior Securities

  Not applicable.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Charter of FSB Community Bankshares, Inc.*

3.2	Bylaws of FSB Community Bankshares, Inc.*

4	Form of Common Stock Certificate of FSB Community Bankshares, Inc.*

10.1	Supplemental Executive Retirement Plan*

10.2	Form of Employee Stock Ownership Plan*

10.3	Supplemental Executive Retirement Plan for K. Maroney**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________________
*	Filed as exhibits to the Company’s Registration Statement on Form SB-2, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-141380) on March 16, 2007.

**	Filed as an exhibit to the Company’s Current Report on Form 8-K, file with the Securities and Exchange Commission on August 4, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSB COMMUNITY BANKSHARES, INC.

Date:	August 16, 2010	/s/ Dana C. Gavenda
Dana C. Gavenda
President and Chief Executive Officer

Date:	August 16, 2010	/s/ Kevin D. Maroney
Kevin D. Maroney
Executive Vice President and Chief Financial Officer