Form 10-Q
period 2010-09-30
FSB Community Bankshares Inc
filed 2010-11-12
CIK 1389797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010
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
YES ☒   NO ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐  NO ☐.

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

As of November 12, 2010 there were 1,785,000 shares of the Registrant’s common stock, par value $0.10 per share, outstanding, 946,050 of which were held by FSB Community Bankshares, MHC, the Registrant’s mutual holding company.

FSB Community Bankshares, Inc.
FORM 10-Q

Part I. Financial Information

Item 1.  Consolidated Financial Statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Balance Sheets
September 30, 2010 and December 31, 2009 (unaudited)
(Dollars in thousands, except share data)

	September 30, 2010	December 31, 2009
Assets
Cash and due from banks	$9,525	$3,385
Interest-earning demand deposits	1,105	2,580
Cash and Cash Equivalents	10,630	5,965

Securities available for sale	75,139	75,483
Securities held to maturity (fair value 2010 $5,687; 2009 $6,183)	5,523	6,098
Investment in FHLB stock	1,608	1,886
Loans held for sale	695	-
Loans receivable, net of allowance for loan losses (2010 $381; 2009 $368)	113,948	116,372
Bank owned life insurance	3,112	3,013
Accrued interest receivable	1,009	1,156
Premises and equipment, net	2,534	2,556
Foreclosed real estate	-	79
Prepaid FDIC premium	631	793
Other assets	728	999
Total Assets	$215,557	$214,400

Liabilities & Stockholders’ Equity

Deposits:
Non-interest-bearing	$3,872	$3,955
Interest-bearing	158,477	152,555
Total Deposits	162,349	156,510

Borrowings	28,800	34,590
Advances from borrowers for taxes and insurance	906	2,012
Official bank checks	1,881	432
Other liabilities	724	506
Total Liabilities	194,660	194,050

Stockholders’ Equity

Preferred Stock- no par value- 1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common Stock- $0.10 par value – 10,000,000 shares authorized;
1,785,000 shares issued and outstanding	179	179
Additional paid-in-capital	7,271	7,275
Retained earnings	13,477	13,317
Accumulated other comprehensive income	538	174
Unearned ESOP shares – at cost	(568)	(595)
Total Stockholders’ Equity	20,897	20,350

Total Liabilities and Stockholders’ Equity	$215,557	$214,400

See accompanying notes to consolidated financial statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Income
Three Months Ended September 30, 2010 and 2009 (unaudited)
(Dollars in thousands, except per share data)

	2010	2009

Interest and Dividend Income
Loans	$1,614	$1,669
Securities – taxable	285	415
Securities – tax exempt	3	-
Mortgage-backed securities	218	264
Other	7	2
Total Interest and Dividend Income	2,127	2,350

Interest expense
Deposits	590	844
Borrowings	293	404
Total Interest Expense	883	1,248

Net Interest Income	1,244	1,102
Provision for Loan Losses	8	7
Net Interest Income After Provision
for Loan Losses	1,236	1,095

Other Income
Service fees	56	73
Fee income	10	5
Realized gain on sale of securities	95	-
Increase in cash surrender value of bank owned life insurance	34	-
Realized gain on sale of loans	155	4
Other	92	51
Total Other Income	442	133

Other Expense
Salaries and employee benefits	894	613
Occupancy expense	151	130
Data processing costs	27	25
Advertising	39	76
Equipment expense	107	92
Electronic banking	22	21
Directors’ fees	30	25
Mortgage fees and taxes	61	71
FDIC premium expense	58	80
Other expense	168	152
Total Other Expenses	1,557	1,285

Income (Loss ) Before Income Taxes	121	(57)

Provision (Benefit) for Income Taxes	29	(23)

Net Income (Loss)	$92	$(34)

Earnings (Loss) per common share	$0.05	$(0.02)

See accompanying notes to consolidated financial statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Income
Nine Months Ended September 30, 2010 and 2009 (unaudited)
(Dollars in thousands, except per share data)

	2010	2009

Interest and Dividend Income
Loans	$4,809	$5,333
Securities – taxable	1,124	983
Securities – tax exempt	3	-
Mortgage-backed securities	634	889
Other	12	5
Total Interest and Dividend Income	6,582	7,210

Interest expense
Deposits	1,978	2,586
Borrowings:
Short-term	-	1
Long-term	973	1,234
Total Interest Expense	2,951	3,821

Net Interest Income	3,631	3,389
Provision for Loan Losses	14	21
Net Interest Income After Provision for Loan Losses	3,617	3,368

Other Income
Service fees	173	188
Fee income	36	33
Realized gain on sale of securities	87	92
Realized loss on sale of foreclosed real estate	(5)	-
Increase in cash surrender value of bank owned life insurance	99	-
Realized gain on sale of loans	238	49
Other	235	154
Total Other Income	863	516

Other Expense
Salaries and employee benefits	2,308	1,862
Occupancy expense	450	379
Data processing costs	70	72
Advertising	133	160
Equipment expense	314	269
Electronic banking	59	60
Directors’ fees	85	82
Mortgage fees and taxes	178	187
FDIC premium expense	174	261
Other expense	523	490
Total Other Expenses	4,294	3,822

Income Before Income Taxes	186	62

Provision for Income Taxes	26	18

Net Income	$160	$44

Earnings per common share	$0.09	$0.03

See accompanying notes to consolidated financial statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2010 and 2009 (unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance – January 1, 2009	$179	$7,286	$13,249	$(43)	$(630)	$20,041

Comprehensive income:
Net income	-	-	44	-	-	44
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and taxes	-	-	-	373	-	373
Total Comprehensive Income						417
ESOP shares committed to be
released	-	(10)	-	-	26	16
Balance – September 30, 2009	$179	$7,276	$13,293	$330	$(604)	$20,474

Balance – January 1, 2010	$179	$7,275	$13,317	$174	$(595)	$20,350

Comprehensive income:
Net income	-	-	160	-	-	160
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and taxes	-	-	-	364	-	364
Total Comprehensive Income						524

ESOP shares committed to be released	-	(4)	-	-	27	23
Balance – September 30, 2010	$179	$7,271	$13,477	$538	$(568)	$20,897

See accompanying notes to consolidated financial statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2010 and 2009 (unaudited)
(Dollars in thousands)

	2010	2009
Cash Flows From Operating Activities
Net income	$160	$44
Adjustments to reconcile net income to net cash used by operating activities:
Net amortization of premiums and discounts on investments	743	479
Gain on sale of securities available for sale	(97)	(92)
Loss on sale of securities held to maturity	10	-
Gain on sale of loans	(238)	(49)
Proceeds from loans sold	7,377	12,709
Loans originated for sale	(7,834)	(12,660)
Amortization of net deferred loan origination costs	23	11
Depreciation and amortization	238	221
Provision for loan losses	14	21
Expense related to ESOP	23	16
Deferred income tax expense (benefit)	1	(43)
Earnings on investment in bank owned life insurance	(99)	-
Decrease (increase) in accrued interest receivable	147	(321)
Decrease (increase) in prepaid FDIC premium and other assets	433	(272)
Increase (decrease) in other liabilities	29	(103)
Loss on sale of foreclosed real estate	5	-
Net Cash Provided By/(Used By) Operating Activities	935	(39)

Cash Flows From Investing Activities
Purchases of securities available for sale	(80,230)	(79,566)
Proceeds from maturities and calls of securities available for sale	71,800	33,037
Proceeds from sales of securities available for sale	3,188	5,355
Proceeds from principal paydowns on securities available for sale	5,494	3,602
Purchases of securities held to maturity	(510)	-
Proceeds from principal paydowns on securities held to maturity	387	850
Proceeds from maturities and calls of securities held to maturity	-	-
Proceeds from sales of securities held to maturity	686	-
Net decrease in loans	2,387	18,718
Redemption of FHLB stock	278	310
Proceeds from sales of foreclosed real estate	74	-
Purchase of premises and equipment	(216)	(495)
Net Cash Provided By/(Used By) Investing Activities	3,338	(18,189)

Cash Flows From Financing Activities
Net increase in deposits	5,839	32,625
Net decrease in short-term borrowings	-	(3,850)
Repayments on long-term borrowings	(5,790)	(4,459)
Net decrease in advances from borrowers for taxes and insurance	(1,106)	(1,210)
Net increase in official bank checks	1,449	1,992
Net Cash Provided By Financing Activities	392	25,098

Net Increase in Cash
and Cash Equivalents	4,665	6,870

Cash and Cash Equivalents- Beginning	5,965	3,173

Cash and Cash Equivalents- Ending	$10,630	$10,043

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Cash Flows, (Continued)

	2010	2009
Supplementary Cash Flows Information

Interest paid	$3,002	$3,836

Income taxes paid	$-	$115

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

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, the evaluation of other-than-temporary impairment of investment securities, and the valuation of deferred tax assets. For additional information and disclosures required under GAAP, reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2009 filed on Form 10-K with the Securities and Exchange Commission (“SEC”) on March 29, 2010.

The unaudited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2009, included in the Annual Report filed on Form 10-K with the Securities and Exchange Commission (“SEC”) on March 29, 2010.

Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The consolidated financial statements at September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009 include the accounts of the Company, Fairport Savings Bank (the “Bank”) and the Bank’s wholly-owned subsidiary, Oakleaf Services Corporation (“Oakleaf”).  All inter-company balances and transactions have been eliminated in consolidation.  Certain amounts from prior periods may have been reclassified, when necessary, to conform to current period presentation.

The Company has evaluated subsequent events through the date these consolidated financial statements were issued.

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

The Company follows Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  ASC Topic 820 applies to other accounting pronouncements that require or permit fair value measurements.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows at September 30, 2010 and at December 31, 2009:

Note 2--Fair Value Measurement and Disclosure (Continued)

September 30, 2010 Securities Available for Sale: (In Thousands)	Total	Level 1	Level 2	Level 3

U.S. Government agency securities	$43,898	$5,000	$38,898	$-

Mortgage-backed securities - residential	27,254	2,079	25,175	-

SBA pools	3,987	-	3,987	-

Total Available for Sale Securities	$75,139	$7,079	$68,060	$-
(In Thousands)
December 31, 2009 Securities Available for Sale: (In Thousands)	Total	Level 1	Level 2	Level 3

Equity securities	$12	$12	$-	$-

U.S. Government agency securities	54,629	5,548	49,081	-

Mortgage-backed securities - residential	20,842	-	20,842	-

Total Available for Sale Securities	$75,483	$5,560	$69,923	$-

Note 2--Fair Value Measurement and Disclosure (Continued)

There were no transfers between level 1 and level 2 during the nine months ended September 30, 2010.  No assets or liabilities have been measured on a non-recurring basis at or for the nine months ended September 30, 2010 or for the year ended December 31, 2009.

Financial Accounting Standards Board (FASB) ASC Topic 825-10-50, Disclosure about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the defined fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.  ASC Topic 825-10-50 excludes certain assets and liabilities from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments at September 30, 2010 and December 31, 2009:

Cash, Due from Banks, and Interest-Bearing Demand Deposits

The carrying amounts of these assets approximate their fair values.

Investment Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) are used to support fair values of certain Level 3 investments. The Company had no Level 3 investment securities at September 30, 2010 or at December 31, 2009.

Investment in FHLB Stock

The carrying value of FHLB stock approximates its fair value based on the restricted nature of the FHLB stock.

Loans Held for Sale

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at their cost at September 30, 2010, which approximated fair value since the loans were sold in the subsequent period for amounts substantially equal to the carrying value. There were no loans held for sale at December 31, 2009.

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

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and due from banks	$9,525	$9,525	$3,385	$3,385
Interest bearing demand deposits	1,105	1,105	2,580	2,580
Securities available for sale	75,139	75,139	75,483	75,483
Securities held to maturity	5,523	5,687	6,098	6,183
FHLB stock	1,608	1,608	1,886	1,886
Loans held for sale	695	695	-	-
Loans, net	113,948	119,854	116,372	118,883
Accrued interest receivable	1,009	1,009	1,156	1,156

Financial liabilities:
Deposits	162,349	161,325	156,510	155,606
Borrowings	28,800	26,929	34,590	32,579
Accrued interest payable	78	78	129	129

Off-balance sheet instruments:
Commitments to extend credit	-	-	-	-

Note 3 - Securities

 The amortized cost and estimated fair value of securities with gross unrealized gains and losses at September 30, 2010 and at December 31, 2009 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
September 30, 2010:
Available for Sale:
U.S. Government agency securities	$43,651	$249	$(2)	$43,898
Mortgage-backed securities - residential	26,735	525	(6)	27,254
SBA pools	3,937	50	-	3,987

	$74,323	$824	$(8)	$75,139

Held to Maturity:
Mortgage-backed securities – residential	$5,013	$152	$-	$5,165
State and Municipal securities	510	12	-	522

	5,523	164	-	5,687

December 31, 2009:
Available for Sale:
Equity securities	$9	$3	$-	$12
U.S. Government agency securities	54,842	100	(313)	54,629
Mortgage-backed securities – residential	20,369	473	-	20,842

	$75,220	$576	$(313)	$75,483
Held to Maturity:
Mortgage-backed securities – residential	$6,098	$86	$(1)	$6,183

The Company’s investment securities portfolio consists primarily of U.S. Government sponsored agency securities, U.S Government mortgage-backed securities, U.S. Government sponsored agency mortgage-backed securities, SBA pools, and State and Municipal securities.  The U.S. Government sponsored agency securities and the U.S. Government sponsored mortgage-backed securities have little credit risk because their principal and interest payments are backed by an agency of the U.S. Government.  At September 30, 2010 the Company’s securities portfolio contained $7.4 million of U.S. Government mortgage-backed securities and SBA pools, including $1.3 million classified as held to maturity, and $6.1 million classified as available for sale.

The amortized cost and estimated fair value by contractual maturity of debt securities at September 30, 2010 are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Note 3 – Securities (continued)
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)		(In Thousands)

Due in one year or less	$-	$-	$-	$-
Due after one year through five years	7,320	7,348	-	-
Due after five years through ten years	20,576	20,704	510	522
Due after ten years	15,755	15,846	-	-
Mortgage-backed securities – residential	26,735	27,254	5,013	5,165
SBA pools	3,937	3,987	-	-

	$74,323	$75,139	$5,523	$5,687

For the nine months ended September 30, 2010 there was a $10,573 gross realized loss on sale of mortgage-backed securities held to maturity resulting from proceeds of $686,000, a $2,120 gross realized gain on sale of FHLMC common stock available for sale resulting from proceeds of $11,000, and a $95,033 gross realized gain on sale of U.S. government agency securities available for sale resulting from proceeds of $3,177,000. In accordance with accounting guidance, the Company was able to sell securities classified as held to maturity after the Company had already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due either to prepayments or to scheduled principal and interest payments on the debt securities.  For the nine months ended September 30, 2009 there was a $92,000 realized gain on sale of mortgage-backed securities classified as available for sale resulting from proceeds of $5.3 million.

No securities were pledged to secure public deposits or for any other purpose required or permitted by law at September 30, 2010 or at December 31, 2009.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009:

Note 3 – Securities (continued)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
September 30, 2010:
U.S. Government agency securities	$5,027	$2	$-	$-	$5,027	$2
Mortgaged-backed securities – residential	1,487	6	-	-	1,487	6

	$6,514	$8	$-	$-	$6,514	$8

December 31, 2009:
U.S. Government agency securities	$27,241	$313	$-	$-	$27,241	$313
Mortgaged-backed securities – residential	442	1	18	-	460	1

	$27,683	$314	$18	$-	$27,701	$314

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issuer (and guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of a security by a rating agency, (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies, and (6) whether the Company intends to sell or might be required to sell the debt securities.  In 2009 and in the nine month period ended September 30, 2010, the Company did not record an other-than-temporary impairment charge.

At September 30, 2010, six U.S Government agency securities and one mortgage-backed security have been in a continuous unrealized loss position for less than twelve months.  No U.S Government agency securities or mortgage-backed securities have been in a continuous unrealized loss position for twelve months or more.  The U.S Government agency securities and mortgage-backed security were issued by U.S. government sponsored agencies and are paying in accordance with their terms with no deferrals of interest, or defaults.  As management believes the Company does not intend to sell and will not be required to sell these securities prior to recovery or maturity, no declines are deemed to be other-than-temporary.

Note 4 - Federal Home Loan Bank of New York Stock

Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal Home Loan Bank (“FHLB”) according to a predetermined formula.  This restricted stock is carried at cost.

Management evaluates the FHLB stock for impairment on a quarterly basis.  Management’s determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of its cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

No impairment charges were recorded related to the FHLB stock for the nine month period ended September 30, 2010 or in 2009.

Note 5 – FHLB Debt Restructure

In July 2010, the Company restructured a portion of its Federal Home Loan Bank advances by repaying $13.2 million of existing borrowings and replacing these borrowings with $13.2 million of new, lower cost FHLB advances. This transaction resulted in $638,000 in prepayment penalties that will be deferred and recognized in interest expense as an adjustment to the cost of the Company’s new borrowings in future periods. The existing borrowings were a combination of fixed-rate and amortizing advances with an average cost of 4.29% and an average duration of 1.47 years. The new borrowings are all fixed-rate borrowings with an average cost of 3.09% including the deferred adjustment to the carrying value of the new borrowings. The $13.2 million of new advances have an average duration of 3.11 years.   The relevant accounting treatment for this transaction was an interpretation of the guidance provided in ASC 470-50. This transaction was executed as an earnings and interest rate risk strategy, resulting in lower FHLB advance costs and an extension of average duration.

Note 6 – Comprehensive Income

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

The components of other comprehensive income and related tax effects for the three and nine months ended September 30, 2010 and 2009 are as follows:

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)

Unrealized holding gain on available for sale securities	$118	$768	$649	$613
Reclassification adjustment for realized gain included in net income	(95)	-	(97)	(92)

Net Unrealized Gain	23	768	552	521

Tax effect	9	232	188	148

Net of tax amount	$14	$536	$364	$373

Note 7 - Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income by the weighted-average number of common shares outstanding during the period. The Company has not granted any restricted stock awards or stock options and, during the three and nine months ended September 30, 2010 and 2009, had no potentially dilutive common stock equivalents.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.  The weighted average common shares outstanding were 1,728,148 for the three months ended September 30, 2010 and 1,727,280 for the nine months ended September 30, 2010, and 1,724,649 for the three months ended September 30, 2009 and 1,723,781 for the nine months ended September 30, 2009.

Note 8 - Recent Accounting Pronouncements

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

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10 to now require:

●	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

●	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

●
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

●	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

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

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The adoption of this guidance did not impact the Company’s financial position or results of operations.

The FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, in order to help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.

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

For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  The adoption of this guidance will not impact the Company’s financial position or results of operations, but will require new disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout the Management’s Discussion and Analysis (“MD&A”), the term “the Company” refers to the consolidated entity of FSB Community Bankshares, Inc., Fairport Savings Bank, and Oakleaf Services Corporation, a wholly owned subsidiary of Fairport Savings Bank.  At September 30, 2010, FSB Community Bankshares, MHC the Company’s mutual holding company parent, held 946,050 shares, or 53.0%, of the Company’s common stock, engaged in no significant activities, and was not included in the MD&A.

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

Deferred Tax Assets.  Deferred tax assets and liabilities represent the future tax return consequences of temporary differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Total Assets.  Total assets increased by $1.2 million, or 0.5%, to $215.6 million at September 30, 2010 from $214.4 million at December 31, 2009.  The modest growth in assets for the nine months ended September 30, 2010 was the result, in part, of management’s ongoing strategy of selling long-term fixed rate mortgages in the current low interest rate environment.  The increase in total assets primarily reflects increases in cash and cash equivalents, and loans held for sale, partially offset by decreases in securities available for sale, securities held to maturity, net loans receivable, and Federal Home Loan Bank stock.

Cash and cash equivalents, primarily interest-earning deposits at the Federal Reserve Bank and Federal Home Loan Bank, increased by $4.7 million, or 78.2%, to $10.6 million at September 30, 2010 from $6.0 million at December 31, 2009.  The Bank continues to maintain a strong liquidity position, retaining significant cash and cash equivalent balances that will allow the Bank to capitalize on investment and lending opportunities that may arise in future periods.

Total securities decreased by $919,000, or 1.1%, to $80.7 million at September 30, 2010 from $81.6 million at December 31, 2009. Securities classified as available for sale decreased $344,000 to $75.1 million at September 30, 2010 from $75.5 million at December 31, 2009.  The $344,000 decrease was attributable to maturities and calls of $71.9 million of U.S. government agency securities classified as available for sale, and $6.2 million in principal repayments received and amortization, partially offset by the purchase of $64.3 million of U.S. government agency securities, $4.0 million of SBA pools, and $11.9 million of mortgage-backed securities, and a $552,000 increase in the fair value of securities available for sale. Management elected to diversify the investment portfolio by purchasing SBA pools and State and Municipal securities, to lessen the concentration in callable U.S government agency securities. We sold $8,750 of FHLMC common stock and $2.9 million in U.S. government agency securities held in available for sale securities for realized gains on sale of $2,120 and $95,033 respectively in the first nine months of 2010.

Securities classified as held to maturity decreased $575,000, or 9.4% to $5.5 million at September 30, 2010 from $6.1 million at December 31, 2009 primarily as a result of the sale of $691,000 of mortgage-backed securities with a realized loss of $10,573 and $394,000 in principal repayments and amortization, partially offset by the purchase of $510,000 in State and Municipal securities.  In accordance with accounting guidance, the sale of securities classified as held to maturity occurred after the Company received a minimum of 85% of the principal outstanding at acquisition due either to prepayments or to scheduled principal and interest payments on the debt securities.  All securities purchased in 2010, with the exception of State and Municipal bonds classified as held to maturity, have been classified as available for sale to provide a portfolio of marketable securities for liquidity as an alternative to borrowings. The Company has reviewed its investment securities portfolio for the three and nine months ended September 30, 2010, and has determined that no other-than-temporary impairment exists in the portfolio.

Investment in FHLB of New York stock decreased by $278,000, or 14.7%, to $1.6 million at September 30, 2010, from $1.9 million at December 31, 2009 due to stock redemptions.  The FHLB of New York requires members to purchase and redeem stock based on the level of borrowings.

Net loans receivable decreased $2.4 million, or 2.1%, to $113.9 million at September 30, 2010 from $116.4 million at December 31, 2009.  The Company continues to execute its business plan of making high quality loans to existing and new customers in our market area with $25.3 million of fixed-rate loan refinances and home purchase originations in the first nine months of 2010.  The Bank sold $7.4 million of long-term, fixed-rate conventional residential mortgage loans and FHA mortgage loans as a balance sheet management strategy in the first nine months of 2010 to reduce interest rate risk in a potentially rising rate environment.  The $7.4 million of sold loans included $3.0 million in direct broker loans and $4.4 million in correspondent loans. The Bank sold these loans at a gain of $238,000 which was recorded in other income, and will realize servicing income on these loans as long as they have outstanding balances.  Management believed that selling these loans was a prudent interest rate risk decision.  Total loans sold and serviced as of September 30, 2010 totaled $18.3 million compared to $16.8 million as of December 31, 2009. We may experience further declines in our total residential mortgages loan portfolio with additional mortgage loan sales. In the current interest rate environment we intend to continue to sell a portion of our existing fixed-rate residential mortgage loans on a servicing retained basis resulting in additional loan servicing income, as well as selling the majority of FHA mortgage loans originated on a servicing released basis.  At September 30, 2010, the Bank had $695,000 in loans held for sale comprised of six FHA mortgage loans totaling $607,000 and one conventional loan for $88,000 originated and closed by the Bank in the third quarter of 2010 that have been committed for sale in the secondary market and will be delivered and funded in the fourth quarter of 2010.

The Bank opened three mortgage loan origination offices in January of 2010 located in Canandaigua, Pittsford, and Watertown, New York.  Six additional mortgage loan originators and three support staff members were hired at these locations. The Bank intends to continue to emphasize aggressive, yet prudent originations of loans secured by one-to-four family residential real estate. The mortgage origination offices were established as Fairport Mortgage, a division of Fairport Savings Bank.   The primary responsibilities of the Fairport Mortgage origination team will be to originate mortgage loans to increase the bank’s current mortgage loan portfolio, to originate loans for the Bank to close and sell as a correspondent to outside investors, and also to broker a select portion of residential mortgage loans directly to other investors.

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

Deposits and Borrowings. Total deposits increased by $5.8 million, or 3.7%, to $162.3 million at September 30, 2010 from $156.5 million at December 31, 2009.  The $5.8 million deposit increase consists of core deposit growth of $5.5 million including non-interest bearing checking accounts, NOW accounts, money market accounts, and savings accounts, and $278,000 million in non-core deposit growth including IRAs and Certificates of Deposit.  Management believes that the deposit growth is the result, in part, of customers’ preference for the flexibility provided by short-term core deposits in the current low interest rate environment, as well as the Bank’s competitive strength in our market.

The net deposit growth for the first nine months of 2010 is primarily attributable to the Webster branch growth of $6.6 million and the Penfield branch growth of $2.0 million, offset by decreases in the Fairport and Irondequoit branch offices totaling $2.8 million. We believe our marketing efforts at these newer branch offices and focus on customer service has resulted in attracting new customers and increasing core deposits.

Long term borrowings decreased by $5.8 million, or 16.7%, to $28.8 million at September 30, 2010 from $34.6 million on December 31, 2009.  The Company used its increased deposits as a source of liquidity to decrease Federal Home Loan Bank advances and does not intend to renew maturing FHLB advances during the remainder of 2010 as a result of management’s decision to replace wholesale borrowings through core deposit growth.

In July 2010, the Bank restructured a portion of its Federal Home Loan Bank advances by repaying $13.2 million of existing borrowings and replacing these borrowings with $13.2 million of new, lower cost FHLB advances. This transaction resulted in $638,000 of prepayment penalties that were deferred and will be recognized in interest expense as an adjustment to the cost of the Company’s new borrowings in future periods.  The existing borrowings were a combination of fixed-rate and amortizing advances with an average cost of 4.29% and an average duration of 1.47 years.  The new borrowings are all fixed-rate advances with an average cost of 3.09% including the deferred adjustment to the carrying value of the new borrowings. The $13.2 million of new advances have an average duration of 3.11 years.  The relevant accounting treatment for this transaction was an interpretation of the guidance provided in ASC 470-50.  This transaction was executed as an earnings and interest rate risk strategy, resulting in lower FHLB advance costs and an extension in average duration.

Stockholders’ Equity. Total stockholders’ equity increased by $547,000 or 2.7%, to $20.9 million at September 30, 2010 from $20.4 million at December 31, 2009.  The increase resulted from $160,000 in net income, an increase of $364,000 in accumulated other comprehensive income, and a $23,000 increase in committed ESOP shares.  The Bank continued to exceed the requirement to be categorized as well capitalized, the highest standard of capital rating as defined by the Bank’s regulators, at the end of the third quarter 2010.

Non-Performing Assets.  At September 30, 2010 and December 31, 2009 the Company had one loan for $23,000 classified as non-performing. At September 30, 2010 the Company had no foreclosed assets compared to one foreclosed asset for $79,000 at December 31, 2009.  At September 30, 2010 non-performing assets as a percent of total assets was 0.01%, and at December 31, 2009 non-performing assets as a percent of total assets was 0.05%, significantly below the industry average in both periods. At September 30, 2010, management has evaluated the Bank’s loan loss reserve and believes it is adequate based on the quality of the current loan portfolio.  At September 30, 2010, there were no other assets that are not disclosed as classified or special mention, where known information about possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in impairment or disclosure of such loans in the future.

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

	For the Three Months Ended September 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$117,871	$1,614	5.48%	$117,379	$1,669	5.69%
Securities - taxable	49,769	285	2.29	52,972	415	3.13
Mortgage-backed securities	28,493	218	3.06	27,468	264	3.84
State and Municipal securities (1)	433	4	3.70	-	-	-
Other	13,088	7	0.21	5,335	2	0.15
Total interest-earning assets	209,654	2,128	4.06%	203,154	2,350	4.63%
Non-interest-earning assets	8,530			4,625
Total assets	$218,184			$207,779

Interest-bearing liabilities:
NOW accounts	$10,301	$14	0.54%	$8,627	$13	0.60%
Passbook savings	27,292	45	0.66	15,827	26	0.66
Money market savings Individual retirement accounts	27,185	57	0.84	22,787	88	1.54
	18,172	121	2.66	17,857	161	3.61
Certificates of deposit	76,535	353	1.84	77,475	556	2.87
Borrowings	29,533	293	3.97	37,426	404	4.32
Total interest-bearing liabilities	189,018	883	1.87%	179,999	1,248	2.77%
Non-interest-bearing liabilities:
Demand deposits	4,166			3,763
Other	4,174			3,877
Total liabilities	197,358			187,639
Stockholders’ equity	20,826			20,140
Total liabilities and stockholders’ equity	$218,184			$207,779

Net interest income		$1,245			$1,102
Interest rate spread (2)			2.19%			1.86%
Net interest-earning assets (3)	$20,636			$23,155
Net interest margin (4)		2.38%			2.17%
Average interest-earning assets to average interest-bearing liabilities	111%			113%

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.

(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by total interest-earning assets.

	For the Nine months Ended September 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$116,049	$4,809	5.53%	$124,995	$5,333	5.69%
Securities - taxable	55,042	1,124	2.72	37,676	983	3.48
Mortgage-backed securities	26,481	634	3.19	28,386	889	4.18
State and Municipal securities (1)	146	3	3.65	-	-	-
Other	10,611	12	0.15	5,771	5	0.12
Total interest-earning assets	208,329	6,582	4.21%	196,828	7,210	4.88%
Non-interest-earning assets	8,979			4,513
Total assets	$217,308			$201,341

Interest-bearing liabilities:

NOW accounts	$10,074	$48	0.64%	$8,118	$41	0.67%
Passbook savings	26,900	169	0.84	14,476	76	0.70
Money market savings Individual retirement accounts	25,380	189	0.99	20,182	267	1.76
	18,235	393	2.87	17,519	494	3.76
Certificates of deposit	77,364	1,179	2.03	75,369	1,708	3.02
Borrowings	31,143	973	4.17	38,703	1,235	4.25
Total interest-bearing liabilities	189,096	2,951	2.08%	174,367	3,821	2.92%
Non-interest-bearing liabilities:
Demand deposits	4,127			3,580
Other	3,291			3,154
Total liabilities	196,514			181,101
Stockholders’ equity	20,794			20,240
Total liabilities and stockholders’ equity	$217,308			$201,341

Net interest income		$3,631			$3,389
Interest rate spread (2)			2.13%			1.96%
Net interest-earning assets (3)	$19,233			$22,461
Net interest margin (4)		2.32%			2.30%
Average interest-earning assets to average interest-bearing liabilities	110%			113%

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.

(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and September 30, 2009

           General. The Company had net income of $92,000 for the three months ended September 30, 2010 compared to a net loss of $34,000 for the three months ended September 30, 2009.  The increase of $126,000 in earnings for the third quarter of 2010 compared to the third quarter of 2009 resulted primarily from an increase in net interest income of $142,000, and an increase in other income of $309,000, partially offset by an increase in other expenses of $272,000 and an increase in income taxes of $52,000.  The net interest margin increased 21 basis points to 2.38% in the third quarter of 2010 from 2.17% in the third quarter of 2009.  The increase in net interest margin, reflective of an increase in net interest income, was the result of the Company’s ability to reduce the deposit and borrowing costs in a low interest rate environment, partly offset by decreased yields on interest earning assets. The increase in other income was due to increases in realized gain on sale of securities, realized gain on sale of loans, increase in cash surrender value of bank owned life insurance, and miscellaneous other income, primarily additional mortgage fees collected, partially offset by a modest decrease in deposit service fees. The increase in other expense is primarily due to expenses related to our Webster branch that opened in September 2009 and our three mortgage origination offices that opened in January 2010 including additional salaries and employee benefits, occupancy, equipment, data processing costs, directors fees, and miscellaneous other expenses, partially offset by a decrease in FDIC premium expense, advertising, and mortgage fees and taxes.

Interest and Dividend Income.  Interest and dividend income decreased by $223,000 or 9.5%, to $2.1 million for the three months ended September 30, 2010 from $2.3 million for the three months ended September 30, 2009.  The decrease in interest and dividend income resulted from a $55,000 or 3.3% decrease in interest income from loans, a $46,000 or 17.4% decrease in interest income from mortgage-backed securities, and a $130,000 or 31.3% decrease in interest income from taxable securities, partially offset by a $5,000 or 250.0% increase in other interest income primarily interest-earning deposit accounts at the Federal Reserve Bank and Federal Home Loan Bank and a $3,000 or 100.0% increase in interest income from tax exempt securities. Average interest-earning assets increased by $6.5 million, or 3.2%, to $209.7 million for the three months ended September 30, 2010 from $203.2 million for the three months ended September 30, 2009.  The yield on interest-earning assets decreased by 57 basis points to 4.06% for the three months ended September 30, 2010 compared to 4.63% for the three months ended September 30, 2009, reflecting a yield decrease in higher yielding interest earning asset categories as a result of the repositioning of assets into lower yielding, yet shorter maturity, assets in a lower market interest rate environment at September 30, 2010.

Interest Expense.  Interest expense decreased $365,000 or 29.3%, to $883,000 for the three months ended September 30, 2010 from $1.2 million for the three months ended September 30, 2009 despite higher average balances.  The decrease in interest expense resulted primarily from significantly lower average rates paid on deposits, and lower average balances and a modest decrease in the rates paid on borrowings.  The average balance of interest-bearing liabilities increased $9.0 million, or 5.0%, to $189.0 million for the three months ended September 30, 2010 compared to $180.0 million for the three months ended September 30, 2009.  The average cost of interest-bearing liabilities, however, decreased by 90 basis points to 1.87% for the three months ended September 30, 2010 from 2.77% for the three months ended September 30, 2009.  The average cost of deposit accounts decreased by 89 basis points to 1.48% for the three months ended September 30, 2010 compared to 2.37% for the three months ended September 30, 2009. The average cost of borrowings decreased by 35 basis points to 3.97% for the three months ended September 30, 2010 compared to 4.32% for the three months ended September 30, 2009. The average balance of borrowings decreased $7.9 million or 21.1%, to $29.5 million for the three months ended September 30, 2010 compared to $37.4 million for the three months ended September 30, 2009.  The decrease in interest expense reflects the Bank’s management of lower deposit costs in a historically low interest rate environment.  The Bank has continued to respond to the lower interest rate environment allowing for deposit re-pricing in a downward fashion of higher cost CDs, IRAs and money market savings accounts, decreasing our overall cost of funds.

At September 30, 2010, we had $18.9 million of certificates of deposit, including IRAs that will mature during the fourth quarter of 2010 with a weighted average cost of 1.75%. Based on current market rates, if these funds remain with Fairport Savings Bank with similar maturities, the rates paid on these deposits will decrease.

Net Interest Income. Net interest income increased $142,000 or 12.9%, to $1.2 million for the three months ended September 30, 2010 from $1.1 million for the three months ended September 30, 2009.  The increase in net interest income was due primarily to a lower average cost of deposits and borrowings lowering the overall cost of interest bearing liabilities, partially offset by a decrease in higher yielding earning assets, lowering the overall cost of interest-earning assets. The Company’s net interest margin increased 21 basis points to 2.38% for the three months ended September 30, 2010 from 2.17% for the three months ended September 30, 2009.

Provision for Loan Losses.  Based on management’s evaluation of the factors that determine the level of the allowance for loan losses, we recorded $7,500 in provision for loan losses for both three month periods ended September 30, 2010 and September 30, 2009.  The allowance for loan losses as of September 30, 2010 was $381,000 or 0.33% of total loans, compared to $360,000 or 0.31% of total loans as of September 30, 2009. We ended the quarter with $23,000 in non-accrual loans at September 30, 2010 compared to $93,000 in non-accrual loans at September 30, 2009.  We recorded no charge offs in the third quarter of 2010 compared to $4,000 in the third quarter of 2009.  We had no foreclosed real estate at September 30, 2010 or 2009.

Other Income.  Total other income increased $309,000 or 232.3%, to $442,000 for the three months ended September 30, 2010 compared to $133,000 for the three months ended September 30, 2009. In the three months ended September 30, 2010 compared to the three months ended September 30, 2009, there was an increase of $34,000 in the cash surrender value of bank owned life insurance, a $151,000 increase in gain on sale of loans, a $95,000 increase in realized gain on sale of securities, a $41,000 increase in other income primarily from mortgage fees, and an increase of $5,000 in commissions from Oakleaf Services insurance/annuity and security sales,  partially offset by a decrease of $17,000 in service fee income primarily from deposit account service charge fees.

Other Expense.  Total other expense increased $272,000, or 21.2%, to $1.6 million for the three months ended September 30, 2010 compared to $1.3 million for the three months ended September 30, 2009.  The increase was primarily the result of expenses related to our Webster branch that opened in September 2009 and our three mortgage origination offices that opened in January 2010 including a $281,000 increase in salaries and employee benefits, a $21,000 increase in occupancy expense, a $15,000 increase in equipment expense, a $2,000 increase in data processing costs, a $1,000 increase in electronic banking, a $5,000 increase in directors’ fees, and a $16,000 increase in other expenses, partially offset by a $22,000 decrease in FDIC insurance premium expense, a $10,000 decrease in mortgage fees and taxes, and a $37,000 decrease in advertising expense due to promotional expenses related to the Webster branch opening in 2009.

Income Tax Expense.  We had pre-tax income of $121,000 for the three months ended September 30, 2010 compared to a pre-tax loss of $57,000 for the three months ended September 30, 2009, and had a $29,000 tax expense for the three months ended September 30, 2010, compared to a $23,000 tax benefit for the three months ended September 30, 2009, a change in taxes of $52,000.  The effective tax rate was 24.0% for the three months ended September 30, 2010 compared to a tax benefit rate of (40.4)% for the three months ended September 30, 2009.  The lower effective tax rate in the quarter ended September 30, 2010 was a result of the benefit (reduction in expense) due the increase in the cash surrender value of our bank owned life insurance, which is tax exempt.

Comparison of Operating Results for the Nine months Ended September 30, 2010 and September 30, 2009

General.  We had net income of $160,000 for the nine months ended September 30, 2010 compared to net income of $44,000 for the nine months ended September 30, 2009.  The $116,000 increase was attributable to an increase in net interest income of $242,000, an increase in other income of $347,000, and a $7,000 decrease in the provision for loan losses, partially offset by an increase in other expenses of $472,000, and an increase in income tax expense of $8,000. The net interest margin increased by 2 basis points to 2.32% for the nine months ended September 30, 2010 from 2.30% for the nine months ended September 30, 2009.  The increase in net interest margin reflects a decrease in our yield on total average interest-bearing liabilities compared to the yield on total average interest-earning assets for the nine months ended September 30, 2010 compared to September 30, 2009. The increase in net interest income is primarily due to the Company’s ability to reduce interest-bearing liabilities costs through disciplined deposit pricing at a quicker pace than interest-earning assets in a low interest rate environment. The increase in other income was mainly due to increases in the cash surrender value of bank owned life insurance, realized gain on sale of loans and miscellaneous other income, primarily additional mortgage fees collected, partially offset by modest decrease in realized gain on sale of securities recorded in 2010 compared to 2009, deposit service fees, and a realized loss on sale of foreclosed real estate in 2009. The increase in non-interest expense is primarily due to expenses related to our Webster branch that opened in September 2009 and our three mortgage origination offices that opened in January 2010 including additional salaries and employee benefits, occupancy, equipment, directors’ fees, and other miscellaneous expenses, partially offset by a decrease in FDIC premium expense, advertising, mortgage fees and taxes, and data processing costs.

 Interest and Dividend Income.  Interest and dividend income decreased by $628,000, or 8.7%, to $6.6 million for the nine months ended September 30, 2010 from $7.2 million for the nine months ended September 30, 2009.  The decrease in interest and dividend income resulted primarily from a $524,000, or 9.8% decrease in interest income from loans, and a $255,000, or 28.7% decrease in interest income from mortgage-backed securities, partially offset by a $141,000, or 14.3% increase in interest income from taxable securities, a $3,000, or 100.0% increase in tax-exempt securities, and a $7,000, or 140.0% increase in interest income from other sources, mainly interest-earning deposits at the Federal Reserve Bank and Federal Home Loan Bank.  Average interest-earning assets increased by $11.5 million, or 5.8%, to $208.3 million for the nine months ended September 30, 2010 from $196.8 million for the nine months ended September 30, 2009.  The yield on interest earning assets, however, decreased by 67 basis points to 4.21% for the nine months ended September 30, 2010 compared to 4.88% for the nine months ended September 30, 2009, reflecting decreases in interest yields on loans, taxable securities, and mortgage-backed securities.

Interest Expense.  Interest expense decreased $870,000, or 22.8%, to $3.0 million for the nine months ended September 30, 2010 from $3.8 million for the nine months ended September 30, 2009.  The decrease in interest expense resulted from lower average rates paid on deposit liabilities despite a $22.2 million increase in the aggregate average balance, and lower average rates paid on a $7.6 million decrease in average balances in borrowings. Average balances in interest bearing liabilities increased $14.7 million, or 8.4%, to $189.1 million for the nine months ended September 30, 2010 compared to $174.4 million for the nine months ended September 30, 2009.  The average cost of interest-bearing liabilities decreased by 84 basis points to 2.08% for the nine months ended September 30, 2010 from 2.92% for the nine months ended September 30, 2009.  The average cost of deposit accounts decreased by 87 basis points to 1.67% for the nine months ended September 30, 2010 compared to 2.54% for the nine months ended September 30, 2009. The average cost of borrowings decreased by 8 basis points to 4.17% for the nine months ended September 30, 2010 compared to 4.25% for the nine months ended September 30, 2009.  The decrease in interest expense reflects a significantly lower cost of funds in total deposits and a modest decrease in borrowing costs in a lower interest rate environment.

Net Interest Income. Net interest income increased $242,000, or 7.1%, to $3.6 million for the nine months ended September 30, 2010 from $3.4 million for the nine months ended September 30, 2009.  The increase in net interest income was primarily due to a decrease in the average cost of our interest-bearing liabilities of 84 basis points, while the average yield on our interest-earning assets decreased by 67 basis points.  Our net interest margin increased by 2 basis points to 2.32% for the nine months ended September 30, 2010 from 2.30% for the nine months ended September 30, 2009. The increase in net interest margin was primarily attributable to a lower average cost of deposits and borrowings lowering the overall cost of interest bearing liabilities, partially offset by a decrease in higher yielding interest earning assets.

Provision for Loan Losses.  Based on management’s evaluation of the factors that determine the level of the allowance for loan losses, we recorded a $14,000 provision for loan losses for the nine month period ended September 30, 2010 compared to the $21,000 provision for loan losses for the nine month period ended September 30, 2009.  We continue to maintain exceptional credit quality within our loan portfolio with no charge-offs recorded in the first nine months of 2010 compared to one charge-off for $4,000 in the first nine months of 2009.  The allowance for loan losses as of September 30, 2010 was $381,000 or 0.33% of total loans, compared to $360,000 or 0.31% of total loans as of September 30, 2009. We ended the quarter with $23,000 in non-accrual loans at September 30, 2010 compared to $93,000 in non-accrual loans at September 30, 2009. We had no foreclosed real estate at September 30, 2010 or 2009.

Other Income.  Other income increased $347,000, or 67.3%, to $863,000 for the nine months ended September 30, 2009 compared to $516,000 for the nine months ended September 30, 2009.  The $347,000 increase was due to a $99,000 increase in the cash surrender value of bank owned life insurance, a $189,000 increase in gain on sale of loans in the secondary market, an $81,000 increase in other income primarily from mortgage fees, $3,000 more in commissions from Oakleaf Services insurance/annuity and security sales, partially offset by $5,000 less in realized gain on sale of securities, a $5,000 realized loss on sale of foreclosed real estate in 2010, and a $15,000 decrease in deposit service fees.

Other Expenses.  Other expenses increased $472,000, or 12.4%, to $4.3 million for the nine months ended September 30, 2010 compared to $3.8 million for the nine months ended September 30, 2009.  The increase was primarily the result of expenses related to our Webster branch that opened in September 2009 and our three mortgage origination offices that opened in January 2010 including: a $446,000 increase in salaries and employee benefits, a $71,000 increase in occupancy expense, a $45,000 increase in equipment expense, a $33,000 increase in other expenses, and a $3,000 increase in directors’ fees.  These increases were partially offset by a $87,000 decrease in FDIC insurance premium expense, due to the one-time special assessments in the second quarter of 2009, a $27,000 decrease in advertising due to promotional expenses related to the Webster branch opening in 2009, a $2,000 decrease in data processing costs, a $1,000 decrease in electronic banking fees, and a $9,000 decrease in mortgage fees and taxes.

Income Taxes.  The Company had pre-tax income of $186,000 for the nine months ended September 30, 2010 versus pre-tax income of $62,000 for the nine months ended September 30, 2009, and had a $26,000 tax expense for the nine months ended September 30, 2010, versus an $18,000 tax expense for the nine months ended September 30, 2009, an increase of $8,000.  The effective tax rate was 14.0% for the nine months ended September 30, 2009 compared to 29.0% for the nine months ended September 30, 2009.  The lower effective tax rate for the nine months ended September 30, 2010 was a result of the benefit (reduction in expense) due to the increase in the cash surrender value of the Company’s Bank owned life insurance, which is tax exempt.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature.  Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of New York, maturities and principal repayments of securities, and loan sales.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our asset/liability management committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We seek to maintain a liquidity ratio of 10.0% or greater.  For the quarter ended September 30, 2010, our liquidity ratio averaged 25.1%.  We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2010.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2010, cash and cash equivalents totaled $10.6 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2010, we had $9.6 million in loan commitments outstanding.  In addition to commitments to originate loans, we had $9.2 million in unused lines of credit to borrowers. Certificates of deposit, including IRAs comprised solely of certificates of deposits, due within one year of September 30, 2010 totaled $65.7 million, or 69.6% of our certificates of deposit and 40.5% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds including loan sales, other deposit products, including certificates of deposit, and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2011. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is and will continue to be originating loans. During the three months ended September 30, 2010, we originated $7.8 million of loans.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank borrowings.  We experienced a net decrease in total deposits of $2.4 million for the quarter ended September 30, 2010.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provides an additional source of funds.  Federal Home Loan Bank borrowings decreased by $5.8 million to $28.8 million for the nine months ended September 30, 2010, compared to a net decrease of $8.3 million to $37.2 million for the nine months ended September 30, 2009.  Historically, Federal Home Loan Bank borrowings have primarily been used to fund loan demand and expanding the investment portfolio.  At September 30, 2010, we had the ability to borrow approximately $85.5 million from the Federal Home Loan Bank of New York, of which $29.4 million had been advanced.  At September 30, 2010 there was $598,000 remaining in deferred premium expense on $13.2 million Federal Home Loan Bank borrowings from the debt restructuring previously mentioned.

The Bank also has a repurchase agreement with a third party broker providing an additional $10.0 million in liquidity.  Funds obtained under the repurchase agreement are secured by the Bank’s U.S Government and agency obligations.  There were no advances outstanding under the repurchase agreement at September 30, 2010 or at December 31, 2009.

Fairport Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2010, Fairport Savings Bank exceeded all regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

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

At September 30, 2010 and 2009, we had $9.6 million and $2.8 million, respectively, of commitments to grant loans, and $9.2 million and $7.9 million, respectively, of unfunded commitments under lines of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable since the Company is a smaller reporting company.

Item 4T. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2010.

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

Item 1A. Risk Factors

There are no material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2009 and subsequent quarters’ reports on Form 10-Q, as filed with the Securities and Exchange Commission.  Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

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

FSB COMMUNITY BANKSHARES, INC.

Date: November 12, 2010	/s/ Dana C. Gavenda
Dana C. Gavenda
President and Chief Executive Officer

Date: November 12, 2010	/s/ Kevin D. Maroney
Kevin D. Maroney
Executive Vice President and Chief Financial Officer