Form 10-K
period 2010-12-31
FSB Community Bankshares Inc
filed 2011-03-31
CIK 1389797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI TIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
YES ☐  NO ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
YES ☐  NO ☒

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
YES ☐  NO ☒

          As of June 30, 2010 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2010, was $5.8 million.

          As of March 31, 2011, there were 1,785,000 shares of the Registrant’s common stock, par value $0.10 per share, outstanding, of which 946,050 shares, or 53%, were held by FSB Community Bankshares, MHC, the Registrant’s mutual holding company parent.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2011 Annual Meeting of Stockholders (Parts II and III).
2.	Annual Report to Shareholders for the year ended December 31, 2010 (Part II).

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

FSB Community Bankshares, MHC

FSB Community Bankshares, MHC is a federally chartered mutual holding company which currently owns 53.0% of the outstanding common stock of FSB Community Bankshares, Inc.  FSB Community Bankshares, MHC has not engaged in any significant business other than owning the common stock of FSB Community Bankshares, Inc.  So long as FSB Community Bankshares, MHC exists, it is required to own a majority of the voting stock of FSB Community Bankshares, Inc.  The executive office of FSB Community Bankshares, MHC is located at 45 South Main Street, Fairport, New York 14450, and its telephone number is (585) 223-9080.  FSB Community Bankshares, MHC is subject to comprehensive regulation and examination by the Office of Thrift Supervision (“OTS”).

FSB Community Bankshares, Inc.

FSB Community Bankshares, Inc. is a federally chartered mid-tier stock holding company of Fairport Savings Bank (the “Bank”).  FSB Community Bankshares, Inc. has not engaged in any significant business activity other than owning 100% of the common stock of the Bank and $3.0 million in investment securities, and currently does not intend to expand materially its business activities, other than through its ownership of the Bank.

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

At December 31, 2010, we had total consolidated assets of $212.4 million, total deposits of $162.4 million and stockholders’ equity of $20.5 million.  Our consolidated net income for the year ended December 31, 2010 was $220,000.

Our executive offices and the Bank’s executive offices are located at 45 South Main Street, Fairport, New York 14450, and our telephone number is (585) 223-9080.

Our website address is www.fairportsavingsbank.com.  Information on our website is not and should not be considered a part of this Annual Report on Form 10-K. We make our Annual Report on Form 10-K and amendments thereto available on our website as soon as reasonably practicable after filing or furnishing them to the SEC.  Also available on the website is our Corporate Profile, our officers and directors, corporate governance, and a link to our SEC filings.

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

Our principal business consists of originating one-to-four-family residential real estate mortgage loans and home equity lines of credit, and to a lesser extent, originations of commercial real estate, multi-family, construction and other consumer loans.  The Bank has three mortgage origination offices located in Pittsford, New York, Canandaigua, New York, and Watertown, New York.  We attract retail deposits from the general public in the areas surrounding our main office and our branch offices. We offer our customers a variety of deposit products with interest rates that are competitive with those of similar products offered by other financial institutions in our market area.  Loans that we sell into the secondary market consist of long-term, fixed-rate residential real estate mortgage loans and correspondent FHA mortgage loans.  We retain the servicing rights primarily on all fixed-rate residential mortgage loans that we sell.  These loans are sold without recourse.  Correspondent FHA mortgage loans are sold in the secondary market on a servicing-released basis.  We also broker government mortgage loans including FHA, VA, SONYMA, and USDA directly to investors in the secondary market.  We have not entered into loan participations in recent years.  Our revenues are derived primarily from interest on loans and, to a lesser extent, interest on investment securities and mortgage-backed securities. We also generate revenues from other income including deposit fees and service charges, realized gain on sale of securities, earnings on bank owned life insurance, and mortgage fee income and realized gain on sale of loans associated with loan production generated from our loan origination offices.  Our primary sources of funds are deposits, borrowings, and principal and interest payments on loans and securities. Additionally, we derive a portion of our other income through Oakleaf Services Corporation, our subsidiary that offers non-deposit investments such as annuities, insurance products and mutual funds.

Market Area

Fairport Savings Bank considers its market area to consist of Monroe County, New York, and to a lesser extent, the surrounding counties in Western New York. Monroe County is a suburban market dominated by the City of Rochester, the third largest city in the State of New York. In 2009, Monroe County had a population of 737,000.  Population growth has been largely stagnant over the last two decades. The Monroe County economy is largely dependent on several large manufacturing companies, as well as sizeable higher education and health care facilities centered in Rochester. The University of Rochester and Strong Memorial Hospital were two of the largest employers in the Rochester area in 2010. Rochester is also home to a number of international businesses, including Eastman Kodak, Bausch & Lomb, and Paychex. Additionally, Xerox, while no longer headquartered in Rochester, has its principal offices and manufacturing facilities in Monroe County.

Competition
We face intense competition in our market area both in making loans and attracting deposits.  Our market area has a high concentration of financial institutions, including large money center and regional banks, community banks and credit unions.  We face additional competition for deposits from money market funds, brokerage firms, mutual funds and insurance companies.  Some of our competitors offer products and services that we currently do not offer, such as commercial business loans, trust services and private banking.

The majority of our depositors live and/or work in Monroe County, New York.  At June 30, 2010, the latest date for which information is available through the Federal Deposit Insurance Corporation, we held approximately 1.6% of the thrift and bank deposits available in Monroe County.

Our primary strategy for increasing and retaining our customer base is to offer competitive deposit and loan rates and product features, delivered with exceptional customer service.  Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our role as a community bank.

Lending Activities

Our principal lending activity is the origination of first mortgage loans to purchase or refinance one-to-four-family residential real estate.  We also originate a significant number of home equity lines of credit and, to a lesser extent, multi-family residential, construction, commercial real estate and other loans (consisting of automobile, passbook, overdraft protection and unsecured loans).  At December 31, 2010, one-to-four-family residential real estate mortgage loans totaled $102.3 million, or 89.3% of our loan portfolio, home equity lines of credit totaled $8.9 million, or 7.8% of our loan portfolio, commercial real estate loans totaled $1.4 million or 1.2% of our loan portfolio, and other loans totaled $1.9 million or 1.7% of our loan portfolio.

Our strategic plan continues to focus on residential real estate lending, whereby a portion of fixed-rate long term residential loan originations will be sold, on a servicing-retained basis, to increase non-interest income, a portion of fixed-rate FHA, VA, SONYMA or USDA loans will be sold, on a servicing-released basis, to increase non-interest income, and the remaining loans will be added to our loan portfolio for interest earning income. In 2010, we sold $10.4 million in long-term, fixed- rate one-to-four-family real estate loans and correspondent FHA mortgage loans in the secondary market. We also brokered $10.7 million of fixed-rate residential mortgage and FHA mortgage loans in 2010 to investors in the secondary market.  Our total loans sold and serviced as of December 31, 2010 was $19.1 million.  We may experience declines in the residential mortgage loan portfolio during 2011 if the economy continues to weaken.  Additionally, based on our desired interest rate sensitivity position, we may increase the amount of residential mortgages we sell in the secondary market.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
One-to-four-family residential (1)	$102,295	89.3%	$104,960	90.2%	$123,880	91.4%	$113,267	91.2%	$109,786	90.6%
Home equity lines of credit	8,900	7.8	8,496	7.3	8,214	6.1	6,622	5.3	6,929	5.7
Multi-family residential	1,165	1.0	781	0.7	846	0.6	918	0.7	1,040	0.9
Construction(2)	652	0.6	170	0.1	316	0.2	1,114	0.9	380	0.3
Commercial	1,395	1.2	1,809	1.6	2,119	1.6	2,123	1.7	2,745	2.3
Other loans	73	0.1	91	0.1	148	0.1	200	0.2	241	0.2

Total loans receivable	114,480	100.0%	116,307	100.0%	135,523	100.0%	124,244	100.0%	121,121	100.0%
Deferred loan origination costs	381		433		535		401		338
Allowance for loan losses	(384)		(368)		(345)		(319)		(322)

Total loans receivable, net	$114,477		$116,372		$135,713		$124,326		$121,137

(1) Includes $ 3.2 million, $3.9 million, $4.7 million, $4.7 million and $3.9 million of closed-end home equity loans at December 31, 2010, 2009, 2008, 2007 and 2006,    respectively.
(2) Represents amounts disbursed at December 31, 2010, 2009, 2008, 2007 and  2006.

Loan Portfolio Maturities.  The following table summarizes the scheduled repayments of our gross loan portfolio at December 31, 2010.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2011.  Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One-to- Four Family Residential Real Estate Loans	Home Equity Lines of Credit	Multi- Family Residential Real Estate Loans	Construction Loans	Commercial Real Estate Loans	Other Loans	Total
	(In thousands)
Due During the Years Ending December 31,
2011	$145	$-	$10	$-	$5	$29	$189
2012	267	-	-	-	-	11	278
2013	2,765	-	36	-	20	16	2,837
2014 to 2015	1,985	-	160	-	48	17	2,210
2016 to 2020	19,140	-	101	-	713	-	19,954
2021 to 2025	19,877	-	-	-	609	-	20,486
2026 and beyond	58,116	8,900	858	652	-	-	68,526

Total	$102,295	$8,900	$1,165	$652	$1,395	$73	$114,480

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2010 that are contractually due after December 31, 2011.

	Due After December 31, 2011
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
One-to-four-family residential	$97,334	$4,816	$102,150
Home equity lines of credit	-	8,900	8,900
Multi-family residential	741	414	1,155
Construction	652	-	652
Commercial	629	761	1,390
Other loans	44	-	44
Total	$99,400	$14,891	$114,291

One-to-four-Family Residential Real Estate Mortgage Loans.  Our primary lending activity is the origination of one-to-four-family residential real estate mortgage loans.  At December 31, 2010 $102.3 million, or 89.3%, of our total loan portfolio consisted of one-to-four-family residential real estate mortgage loans.  We offer conforming and non-conforming, fixed-rate and adjustable-rate residential real estate mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $750,000.

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

One-to-four-family residential real estate mortgage loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed-rate and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which at December 31, 2010 was $417,000 for single-family homes in our market area.  We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.”  We generally underwrite jumbo loans in a manner similar to conforming loans generally with increased rates.  These loans are generally eligible for sale to various firms that specialize in purchasing non-conforming loans.  Jumbo loans are not uncommon in our market area.  For first mortgage loans with loan-to-value ratios in excess of 80% we require private mortgage insurance.

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

During periods of low interest rates such as we experienced in 2010 and are currently experiencing at the beginning of 2011, we may sell a portion of our newly originated fixed-rate residential real estate mortgage loans.  During 2010, we sold $10.4 million in long-term fixed-rate residential mortgage loans and correspondent FHA loans in the secondary market and $10.7 million in direct brokered loans. For the year ended December 31, 2010, we realized a gain of $398,000 on the sale of loans, and we received servicing fees of $45,000.  As of December 31, 2010, the principal balance of loans serviced for others totaled $19.1 million.

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

We generally require title insurance on all of our one-to-four-family residential real estate mortgage loans, and we also require that borrowers maintain fire and extended coverage casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements.  For fixed-rate mortgage loans with terms of 15 years or less, we will accept an attorney’s letter in lieu of title insurance.  A majority of our residential real estate mortgage loans have a mortgage escrow account from which disbursements are made for real estate taxes and flood insurance.  We do not conduct environmental testing on residential real estate mortgage loans unless specific concerns for hazards are identified by the appraiser used in connection with the origination of the loan.

Home Equity Lines of Credit.  We offer home equity lines of credit, which are primarily secured by a second mortgage on one-to-four-family residences.  At December 31, 2010, home equity lines of credit totaled $8.9 million, or 7.8% of total loans receivable.  At this date we had an additional $7.8 million of undisbursed home equity lines of credit.

The underwriting standards for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan.  The combined loan-to-value ratio (first and second mortgage liens) for home equity lines of credit is generally limited to 90%.  We originate our home equity lines of credit without application fees or borrower-paid closing costs.  Our home equity lines of credit are offered with adjustable-rates of interest indexed to the prime rate, as reported in The Wall Street Journal.

Multi-Family Residential Loans.  Loans secured by multi-family real estate totaled $1.2 million or 1.0%, of the total loan portfolio at December 31, 2010.  Multi-family residential loans generally are secured by rental properties.  All multi-family residential loans are secured by properties located within our lending area.  At December 31, 2010, we had seven multi-family loans with an average principal balance of $166,000, and the largest multi-family real estate loan had a principal balance of $480,000.  At December 31, 2010, all of our loans secured by multi-family real estate were performing in accordance with their terms.   Multi-family real estate loans are offered with fixed and adjustable interest rates.  Multi-family real estate loans are originated for terms of up to 20 years.  Adjustable-rate multi-family real estate loans are tied to the average yield on U.S. Treasury securities, subject to periodic and lifetime limitations on interest rate changes.

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

Construction Loans.  We originate construction loans for the purchase of developed lots and for the construction of single-family residences.  Construction loans are offered to individuals for the construction of their personal residences by a qualified builder (construction/permanent loans).  At December 31, 2010, construction loans totaled $652,000, or 0.6% of total loans receivable.  At December 31, 2010, the additional unadvanced portion of these construction loans totaled $357,000.

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

Commercial Real Estate Loans.  At December 31, 2010, $1.4 million, or 1.2% of our total loan portfolio consisted of commercial real estate loans.  Commercial real estate loans are secured by office buildings, mixed use properties, places of worship and other commercial properties.  We generally originate adjustable-rate commercial real estate loans with maximum terms of up to 15 years.  The maximum loan-to-value ratio of commercial real estate loans is 70%.  At December 31, 2010, we had 11 commercial real estate loans with an average outstanding balance of $127,000.  At December 31, 2010, our largest loan secured by commercial real estate consisted of a $481,000 loan secured by an office building/warehouse. At December 31, 2010 all of our loans secured by commercial real estate were performing in accordance with their terms.

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

Other Loans.  We offer a variety of loans secured by property other than real estate.  These loans include automobile, passbook, overdraft protection and unsecured loans.  At December 31, 2010, these other loans totaled $73,000, or 0.1% of the total loan portfolio.

Loan Originations, Sales, and Servicing.  Lending activities are conducted by our loan personnel operating at our main and branch office locations and through our mortgage division’s three origination offices.  All loans that we originate are underwritten pursuant to our policies and procedures, which incorporate Freddie Mac underwriting guidelines to the extent applicable.  We originate both adjustable-rate and fixed-rate loans.  Our ability to originate fixed or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates.  Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in deceased loan demand.  Historically, a majority of our one-to-four-family residential real estate mortgage loan originations have been generated by local mortgage brokers, as well as our in-house loan representatives.  Loans obtained from brokers are underwritten and funded by us.  We also obtain referrals from existing or past customers and by referrals from local builders, real estate brokers and attorneys.

Loans that we sell are sold without recourse.  Historically, we have retained the servicing rights on all residential real estate mortgage loans that we have sold.  At December 31, 2010, we were servicing loans owned by others with a principal balance of $19.1 million.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.  We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. We have not engaged in loan purchases or entered into loan participations in recent years.  The value of servicing rights was not material at December 31, 2010.

The following table shows our loan originations, sales and repayment activities for the years indicated.

	For the year ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Total loans at beginning of period	$116,307	$135,523	$124,244	$121,121	$108,601
Loan originations:
Real estate loans:
One-to four-family residential	35,418	26,303	25,479	19,198	22,721
Home equity lines of credit	1,658	1,199	2,184	1,431	2,295
Multi-family residential	-	-	-	-	137
Construction	2,489	1,485	2,818	-	1,115
Commercial	480	-	-	-	-
Other loans	55	56	129	113	165
Total loans originated	40,100	29,043	30,610	20,742	26,433

Sales and loan principal repayments:
Deduct:
Principal repayments	31,496	34,360	16,454	16,605	12,734
Loan sales	10,431	13,899	2,877	1,014	1,179
Net loan activity	(1,827)	(19,216)	11,279	3,123	12,520
Total loans at end of period	$114,480	$116,307	$135,523	$124,244	$121,121

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

Loans to One Borrower.  A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral, which generally does not include real estate.  Our loans to one borrower limit under this regulation is $5.1 million (including the additional amount).  Our policy provides that loans to one borrower (or related borrowers) should not exceed $750,000.  At December 31, 2010, we had one loan exceeding this amount for $928,000 which was secured by the borrower’s primary residence. This loan was performing in accordance with its terms.  Our next largest lending relationship to one borrower at December 31, 2010 totaled $648,000, and was also secured by the borrower’s primary residence. This loan was performing in accordance with its terms.

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

Loans are generally placed on non-accrual status when payment of principal or interest is more than 90 days delinquent, unless the loans are well-secured and in the process of collection.  Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt or if the loan has been restructured.  At December 31, 2010, 2009, 2008, 2007 and 2006, we had no restructured loans. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received.  The loan may be returned to accrual status if unpaid principal and interest are repaid so that the loan is less than 90 days delinquent and a satisfactory payment history has been established.  Loans not secured by real estate will be charged-off if they become 120 days past due. At December 31, 2010 we had no non-performing loans.

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
One-to-four-family residential	$—	$23	$121	$63	$143
Home equity lines of credit	—	—	25	—	28
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Other loans	—	—	—	—	—
Total		23	146	63	171

Accruing loans 90 days or more past due:	—	—	—	—	—

Total non-performing loans	—	23	146	63	171

Foreclosed real estate	—	79	—	—	—
Other non-performing assets	—	—	—	—	—

Total non-performing assets	$—	$102	$146	$63	$171

Ratios:
Total non-performing loans to total loans	0.00%	0.02%	0.11%	0.05%	0.14%
Total non-performing loans to total assets	0.00%	0.01%	0.07%	0.04%	0.11%
Total non-performing assets to total assets	0.00%	0.05%	0.07%	0.04%	0.11%

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at the dates indicated.

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2010
Real estate loans:
One-to-four-family residential	1	$57	—	$—	1	$57
Home equity lines of credit	2	116	—	—	2	116
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	3	$173	—	$—	3	$173

At December 31, 2009
Real estate loans:
One-to-four-family residential	2	$224	—	$—	2	$224
Home equity lines of credit	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans			—	—	—	—
Total	2	$224	—	$—	2	$224

At December 31, 2008
Real estate loans:
One-to-four-family residential	4	$59	—	$—	4	$59
Home equity lines of credit	1	17	—	—	1	17
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans	1	1	—	—	1	1
Total	6	$77	—	$—	6	$77

At December 31, 2007
Real estate loans:
One-to-four-family residential	8	$358	—	$—	8	$358
Home equity lines of credit	4	64	—	—	4	64
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	12	$422	—	$—	12	$422

At December 31, 2006
Real estate loans:
One-to-four-family residential	2	$110	—	$—	2	$110
Home equity lines of credit	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	2	$110	—	$—	2	$110

Foreclosed Real Estate.  Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until sold.  When property is acquired it is recorded at the estimated fair market value less cost to sell at the date of foreclosure, establishing a new cost basis.  Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property.  Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At December 31, 2010, we had no foreclosed real estate.

Classification of Assets.  Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.  Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.  As of December 31, 2010, we had no assets designated as special mention.

When we classify assets as either substandard, doubtful, or loss we allocate a portion of the related general loss allowances to such assets as we deem prudent.  The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date.  Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the Office of Thrift Supervision, which can require that we establish additional loss allowances.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of our review of our assets, at December 31, 2010, classified assets consisted of three substandard assets totaling $173,000, and no assets classified as doubtful or loss.

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

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management considers the significance of payment delays and payment short falls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of year	$368	$345	$319	$322	$331

Charge-offs:
Real estate loans:
One-to-four-family residential	5	5	—	—	—
Home equity lines of credit	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Other loans	—	—	—	3	9
Total charge-offs	5	5	—	3	9

Net charge-offs	5	5	—	3	9
Recoveries	—	—	2	—	—
Provision for loan losses	21	28	24	—	—

Balance at end of year	$384	$368	$345	$319	$322

Ratios:
Net charge-offs to average loans outstanding	0.00%	0.00%	0.00%	0.00%	0.01%
Allowance for loan losses to non-performing loans at end of year	0.00%	1600.00%	236.30%	506.35%	188.30%
Allowance for loan losses to total loans at end of year	0.34%	0.32%	0.25%	0.26%	0.27%

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

	At December 31,
	2010			2009			2008
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)

Real estate loans:
One-to-four-family residential	$242	63.0%	89.3%	$210	57.1%	90.2%	$247	71.6%	91.4%
Home equity lines of credit	55	14.3	7.8	64	17.4	7.3	67	19.4	6.1
Multi-family residential	9	2.3	1.0	6	1.6	0.7	6	1.7	0.6
Construction	3	0.8	0.6	1	0.3	0.1	2	0.6	0.2
Commercial	14	3.7	1.2	16	4.3	1.6	20	5.8	1.6
Other loans	1	0.3	0.1	1	0.3	0.1	1	0.3	0.1
Total allocated allowance	324	84.0	100.0	298	81.0	100.0	343	99.4	100.0
Unallocated allowance	60	15.6	0.0	70	19.0	—	2	0.6%	—
Total allowance for loan losses	$384	100.0%	100.0%	$368	100.0%	100.0%	$345	100.0%	100.0%

	At December 31,
	2007			2006
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)

Real estate loans:
One- to four-family residential	$218	68.3%	91.2%	$228	$70.8%	$90.6%
Home equity lines of credit	67	21.0	5.3	55	17.1	5.7
Multi-family residential	7	2.2	0.7	8	2.5	0.9
Construction	5	1.6	0.9	2	0.6	0.3
Commercial	21	6.6	1.7	28	8.7	2.3
Other loans	1	0.3	0.2	1	0.3	0.2
Total allocated allowance	319	100.0	100.0	322	100.0	100.0
Unallocated allowance	—	—	—	—	—	—
Total allowance for loan losses	$319	100.0%	100.0%	$322	100.0%	100.0%

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

Debt and equity securities investment accounting guidance requires that, at the time of purchase, we designate a security as held to maturity, available for sale, or trading, depending on our ability and intent.  Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. We do not have a trading portfolio.

At December 31, 2010 our investment portfolio, classified as available for sale, consisted of: $39.8 million, or 18.7% of total assets, of U.S. Government and agency obligations with a fair value of $39.3 million; $28.9 million, or 13.6% of total assets, of mortgage-backed securities guaranteed by Fannie Mae, Ginnie Mae, Federal Farm Credit and Freddie Mac with a fair value of $29.4 million; and $3.9 million, or 1.8% of total assets, of SBA pools with a fair value of $3.9 million.   Our investment portfolio, classified as held to maturity, consisted of: $4.9 million, or 2.3% of total assets, of mortgage-backed securities guaranteed by Fannie Mae, Ginnie Mae, Federal Farm Credit and Freddie Mac with a fair value of $5.1 million; and $2.3 million, or 1.1% of total assets, of State and Municipal securities with a fair value of $2.2 million.

U.S. Government and Agency Obligations.  U.S. Government and agency securities are utilized as shorter-term investment vehicles and as an alternative to loan originations.  Investment in U.S. government and agency securities provide lower yields than loans, however, they provide greater liquidity on a short-term basis.

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

The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.

	At December 31,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities held to maturity:
State and Municipal securities	$2,265	$2,205	$—	$—	$—	$—
Mortgage-backed securities - residential	4,918	5,100	6,098	6,183	7,289	7,091
Total securities held to maturity	$7,183	$7,305	$6,098	$6,183	$7,289	$7,091

Securities available for sale:
U.S. Government and agency obligations	$39,764	$39,336	$54,842	$54,629	$22,196	$22,229
Mortgage-backed securities - residential	28,882	29,361	20,369	20,842	21,785	21,690
SBA pools	3,886	3,937	—	—	—	—
Equity Securities	—	—	9	12	9	6
Total securities available for sale	$72,532	$72,634	$75,220	$75,483	$43,990	$43,925

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at December 31, 2010 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  The State and Municipal securities have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Securities held to maturity:
State and Municipal securities	$—	—%	$947	1.47%	$1,318	2.44%	$—	—%	$2,265	$2,205	2.03%
Mortgage-backed securities	—	—%	—	—%	—	—%	4,918	2.32%	4,918	5,100	2.32%
Total securities held to maturity	$—	—%	$947	1.47%	$1,318	2.44%	$4,918	2.32%	$7,183	$7,305	2.23%

Securities available for sale:
U.S. Government and agency obligations	$—	—%	$5,513	1.08%	$18,074	2.17%	$16,177	2.27%	$39,764	$39,336	2.06%
Mortgage-backed securities	—	—%	—	—%	—	—%	28,882	2.80%	28,882	29,361	2.80%
SBA pools	—	—%	—	—%	—	—%	3,886	1.66%	3,886	3,937	1.66%
Total securities available for sale	$—	—%	$5,513	1.08%	$18,074	2.17%	$48,945	2.53%	$72,532	$72,634	2.33%

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

At December 31, 2010, our deposits totaled $162.4 million.  Specifically, at December 31, 2010, NOW accounts totaled $11.0 million, savings accounts totaled $24.8 million, money market accounts totaled $27.9 million and non-interest bearing checking accounts totaled $3.7 million. At December 31, 2010, certificates of deposit, including individual retirement accounts (all of which were certificate of deposit accounts), totaled $95.1 million, of which $55.4 million had remaining maturities of one year or less.  Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the years indicated.

	For the Years Ended December 31,
	2010			2009			2008
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
NOW	$10,211	6.3%	0.61%	$8,333	5.8%	0.67%	$6,940	5.4%	1.08%
Savings	26,466	16.3	0.75	17,392	12.1	0.84	13,897	10.9	0.96
Money market	25,970	16.0	0.92	20,868	14.5	1.61	12,429	9.7	2.12
Individual retirement accounts	18,171	11.2	2.80	17,681	12.3	3.67	16,362	12.8	4.33
Certificates of deposit	77,237	47.7	1.96	76,104	52.8	2.92	74,725	58.6	3.96
Non-interest bearing demand deposits	4,061	2.5	0.00	3,620	2.5	—	3,256	2.6	—

Total deposits	$162,116	100.0%	1.56%	$143,998	100.0%	2.37%	$127,609	100.0%	3.24%

As of December 31, 2010, the aggregate amount of our outstanding certificates of deposit, including our individual retirement accounts, in amounts greater than or equal to $100,000 was approximately $27.6 million.  The following table sets forth the maturity of those certificates as of December 31, 2010.

At December 31, 2010
(In thousands)

Three months or less	$4,261
Over three months through six months	4,220
Over six months through one year	7,729
Over one year to three years	8,773
Over three years	2,569

Total	$27,552

The following table sets forth, by interest rate ranges, information concerning the period to maturity of our certificates of deposit, including our individual retirement accounts.

	At December 31, 2010
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
0.99% and below	$19,873	$1,221	$—	$—	$21,094	22.2%
1.00% to 1.99%	27,428	11,331	4,793	1,094	44,646	47.0
2.00% to 2.99%	4,806	6,682	4,068	5,850	21,406	22.5
3.00% to 3.99%	312	200	733	70	1,315	1.4
4.00% to 4.99%	2,149	1,921	11	—	4,081	4.3
5.00% to 5.99%	825	1,695	—	—	2,520	2.6

Total	$55,393	$23,050	$9,605	$7,014	$95,062	100.0%

The following table sets forth our time deposits, including our individual retirement accounts classified by interest rate range at the dates indicated.

	At December 31,
	2010	2009	2008
	(In thousands)
Interest Rate Range:
0.99% and below	$21,094	$6,158	$—
1.00% to 1.99%	44,646	28,771	6,749
2.00% to 2.99%	21,406	25,890	20,705
3.00% to 3.99%	1,315	21,980	43,019
4.00% to 4.99%	4,081	8,239	13,351
5.00% to 5.99%	2,520	3,106	3,487

Total	$95,062	$94,144	$87,311

Borrowings.  Our long-term borrowings consist primarily of loans, commonly referred to as advances, from the Federal Home Loan Bank of New York.  At December 31, 2010, we had the ability to borrow approximately $81.6 million under our credit facilities with the Federal Home Loan Bank of New York of which $27.3 million were advanced.  Borrowings from the Federal Home Loan Bank of New York are secured by our investment in the common stock of the Federal Home Loan Bank of New York as well as by a blanket pledge of our mortgage portfolio not otherwise pledged.

In July 2010, the Company restructured a portion of its Federal Home Loan Bank advances by repaying $13.2 million of existing borrowings and replacing these borrowings with $13.2 million of new, lower cost FHLB advances. This transaction resulted in $638,000 in prepayment penalties that will be deferred and recognized in interest expense as an adjustment to the cost of the Company’s new borrowings in future periods. The borrowings which we refinanced were a combination of fixed-rate and amortizing advances with an average cost of 4.29% and an average duration of 1.47 years. The new borrowings are all fixed-rate borrowings with an average cost of 3.09% including the deferred adjustment to the carrying value of the new borrowings. The $13.2 million of new advances have an average duration of 3.11 years.   The relevant accounting treatment for this transaction was an interpretation of the guidance provided in ASC 470-50. This transaction was executed as an earnings and interest rate risk strategy, resulting in lower FHLB advance costs and an extension of average duration.

Our short-term borrowings consist of Federal Home Loan Bank advances. The following table sets forth information concerning balances and interest rates on all of our short-term borrowings at and for the periods shown:

	At or For the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Balance at end of year	$–	$–	$3,850
Average balance during year	27	180	536
Maximum outstanding at any month end	–	–	3,850
Weighted average interest rate at end of year	–	–	0.46%
Average interest rate during year	–	–	0.75%

The Company also has a repurchase agreement with Morgan Keegan providing an additional $10 million in liquidity collateralized by the Company’s U.S. Government obligations. There were no advances outstanding under the repurchase agreement at December 31, 2010.

Subsidiary Activities

Oakleaf Services Corporation, our subsidiary, provides investment advisory services to our customers by providing annuities, insurance products and mutual funds.  At December 31, 2010 we had a $100,000 investment in Oakleaf Services Corporation, and during the year ended December 31, 2010, we derived $50,000 of fee income from Oakleaf Services Corporation.

Personnel

As of December 31, 2010, we had fifty full-time employees and nine part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that our relationship with our employees is good.

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

Bad Debt Reserves.  Historically, Fairport Savings Bank was subject to special provisions in the tax law applicable to qualifying savings associations regarding allowable tax bad debt deductions and related reserves.  Tax law changes were enacted in 1996 that eliminated the ability of savings associations to use the percentage of taxable income method for computing tax bad debt reserves for tax years after 1995, and required recapture into taxable income over a six-year period of all bad debt reserves accumulated after a savings association’s last tax year beginning before January 1, 1988.  At December 31, 2010, Fairport Savings Bank had recaptured all amounts that resulted from these changes in the tax law.  FSB Community Bankshares, Inc. uses the specific chargeoff method to account for tax bad debt deductions.

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

At December 31, 2010, the total federal pre-base year bad debt reserve of Fairport Savings Bank was approximately $1,518,000.

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

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At December 31, 2010, our consolidated group had no net operating loss carryforwards for federal income tax purposes.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act’) made extensive changes in the regulation of federal savings banks such as Fairport Savings Bank.  Under the Dodd-Frank Act, the Office of Thrift Supervision will be eliminated.  Responsibility for the supervision and regulation of federal savings banks will be transferred to the Office of the Comptroller of the Currency, which is the agency that is currently primarily responsible for the regulation and supervision of national banks.  The Office of the Comptroller of the Currency will assume responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings banks. The transfer of regulatory functions will take place over a transition period of up to one year from the Dodd-Frank Act enactment date of July 21, 2010, subject to a possible six-month extension.  At the same time, responsibility for the regulation and supervision of savings and loan holding companies, such as FSB Community Bankshares, Inc., will be transferred to the Federal Reserve Board, which currently supervises bank holding companies.  Additionally, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board.  The Consumer Financial Protection Bureau will assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and will have authority to impose new requirements.  However, institutions of less than $10 billion in assets, such as Fairport Savings Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulator rather than the Consumer Financial Protection Bureau.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation (smaller reporting companies are exempt until 2013) and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Federal Banking Regulation

Business Activities.  A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision.  Under these laws and regulations, Fairport Savings Bank may invest in: mortgage loans secured by residential real estate without limitation as a percentage of assets; non-residential real estate loans up to 400% of capital in the aggregate; commercial business loans up to 20% of assets in the aggregate; consumer loans up to 35% of assets in the aggregate; and certain types of debt securities and certain other assets.  Fairport Savings Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Fairport Savings Bank, including real estate investment and securities and insurance brokerage. The Dodd-Frank Act authorized the payment of interest on commercial checking accounts effective July 21, 2011.

Capital Requirements.  Office of Thrift Supervision regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings associations receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision, based on the risks believed inherent in the type of asset.  Core capital is defined as common shareholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available for sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  Additionally, a savings association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings association.  Fairport Savings Bank does not typically engage in asset sales.

The following table shows Fairport Savings Bank’s Tangible capital, Core capital, Tier-1 risk based capital and Total Risk Based Capital ratios at December 31, 2010.

	As of December 31, 2010
	Capital	Percent of Assets (1)	Required Percent of Assets (1)
	(Dollars in thousands)

Tangible capital	$16,756	8.01%	1.5%
Core capital	16,756	8.01	4.0%
Tier 1 risk-based capital	16,756	19.71	4.0%
Total risk-based capital	$17,140	20.16	8.0%

(1)
Tangible capital levels are shown as a percentage of tangible assets. Core capital levels are shown as a percentage of total adjusted assets.  Total risk-based capital levels are shown as a percentage of risk-weighted assets.

As the table shows, at December 31, 2010, Fairport Savings Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower.  Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2010, Fairport Savings Bank’s largest lending relationship with a single or related group of borrowers was a residential mortgage loan totaling $928,000 which represented 4.5% of unimpaired capital and surplus, and therefore, Fairport Savings Bank was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made non-compliance with the QTL Test potentially subject to agency enforcement action for a violation of law.  At December 31, 2010, Fairport Savings Bank maintained approximately 84.33% of its portfolio assets in qualified thrift investments, and therefore satisfied the QTL test.

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

Liquidity.  A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.  We seek to maintain a ratio of 10.0% or greater of liquid assets to total assets.  For the year ended December 31, 2010, our liquidity ratio averaged 22.08%.  We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2010.

Community Reinvestment Act and Fair Lending Laws.  All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low and moderate-income neighborhoods.  In connection with its examination of a federal savings association, the Office of Thrift Supervision is required to assess the savings association’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice.  Fairport Savings Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

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

The Comptroller of the Currency will assume The Office of Thrift Supervision’s enforcement authority under the Dodd-Frank regulatory restructuring.

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

At December 31, 2010, Fairport Savings Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Fairport Savings Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by Federal Deposit Insurance Corporation regulations.  Assessment rates currently range from seven to 77.5 basis points of assessable deposits.  The Federal Deposit Insurance Corporation may adjust the scale uniformly, except that no adjustment can deviate more than three basis points from the base scale without notice and comment.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Dodd-Frank Act requires the Federal Deposit Insurance Corporation to revise its procedures to base its assessments upon total assets less tangible equity instead of deposits. The Federal Deposit Insurance Corporation recently finalized a rule that would implement that change, effective April 1, 2011.  Among other things, the final rule changes the assessment range.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital (as of June 30, 2009), capped at ten basis points of an institution’s deposit assessment base, in order to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 30, 2009.  The Federal Deposit Insurance Corporation provided for similar assessments during the final two quarters of 2009, if deemed necessary.  In lieu of further special assessments, however, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  The estimated assessments, which included an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 31, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000.  That coverage was made permanent by the Dodd-Frank Act.  In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012.  Fairport Savings Bank opted to participate in the unlimited noninterest-bearing transaction account coverage and opted to participate in the unsecured debt guarantee program.  The Dodd-Frank Act extended the unlimited coverage for certain noninterest-bearing transaction accounts from January 1, 2011 until December 31, 2012 without the opportunity for opt out.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended December 31, 2010 averaged 1.045 basis points of assessable deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has recently exercised that discretion by establishing a long range fund ratio of 2%.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Fairport Savings Bank.  We cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing.  We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

Federal Home Loan Bank System.  Fairport Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of New York, Fairport Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 1/20 of its borrowings from the Federal Home Loan Bank, or 0.3% of assets, whichever is greater.  As of December 31, 2010, Fairport Savings Bank was in compliance with this requirement.

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

Holding Company Regulation

General.  FSB Community Bankshares, Inc. is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act.  As such, FSB Community Bankshares, Inc. is registered with the Office of Thrift Supervision and subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements.  In addition, the Office of Thrift Supervision has enforcement authority over FSB Community Bankshares, Inc. and its subsidiaries.  Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Dodd-Frank Act regulatory restructuring transfers to the Federal Reserve Board the responsibility for regulating and supervising savings and loan holding companies.  That will occur one year from the July 21, 2010 effective date of the Dodd-Frank Act, subject to a possible six-month extension. As a federal corporation, FSB Community Bankshares, Inc. is generally not subject to state business organization laws.

Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.  There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Permitted Activities.  Pursuant to Section 10(o) of the Home Owners’ Loan Act and Office of Thrift Supervision regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as FSB Community Bankshares, Inc. may engage in the following activities: (i) investing in the stock of a savings bank; (ii) acquiring a mutual association through the merger of such association into a savings bank subsidiary of such holding company or an interim savings bank subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings bank; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings bank under federal law or under the law of any state where the subsidiary savings bank or associations share their home offices; (v) furnishing or performing management services for a savings bank subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings bank subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity: (a) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (b) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director.  The Dodd-Frank Act added that any savings and loan holding company that engages in activities permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity.  If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and has a period of two years to cease any nonconforming activities and divest any nonconforming investments.

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

The Dodd-Frank Act addressed the issue of dividend waivers by mutual savings and loan holding companies in the context of the transfer of the supervision of savings and loan holding companies from the OTS to the Federal Reserve Board.  The Dodd-Frank Act specified that dividends may be waived if certain conditions are met, including that the Federal Reserve Board does not object after being given written notice of the dividend and proposed waiver.  The Dodd-Frank Act indicates that the Federal Reserve Board may not object to such a waiver (i) if the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends; (ii) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and (iii) the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company.

The Federal Reserve Board has not permitted dividend waivers by mutual savings bank holding companies in the past and it is uncertain whether the Federal Reserve Board would permit dividend waivers by mutual savings and loan holding companies notwithstanding the Dodd-Frank provision that would otherwise allow FSB Community Bankshares, MHC to waive dividends.

The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

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

Certain provisions of the Dodd-Frank Act are expected to have a near term effect on us. For example, the new law provides that the Office of Thrift Supervision, which is the current primary federal regulator for Fairport Savings Bank, will cease to exist one year from the date of the new law’s enactment. The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts. Moreover, the Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including FSB Community Bankshares, Inc.

Also effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse effect on our interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation (smaller reporting companies are exempt until 2013) and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision, and examination by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.  Federal regulations govern the activities in which we may engage, and are primarily for the protection of depositors and the Deposit Insurance Fund.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operations of a bank, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations or legislation, could have a material impact on our results of operations.  Because our business is highly regulated, the laws, rules and applicable regulations are subject to regular modification and change.  Any legislative, regulatory or policy changes adopted in the future could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.  Further, we expect any such new laws, rules or regulations will add to our compliance costs and place additional demands on our management team.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At December 31, 2010, the fair value of our securities classified as available for sale totalled $72.5 million.  Unrealized gain on available for sale securities totalled $102,000 at December 31, 2010 and $67,000 was reported, net of tax, as a separate component of shareholder’s equity.  However, a rise in interest rates could cause a decrease in the fair value of securities available for sale in future periods which would have an adverse effect on shareholder’s equity.  Depending on market conditions, we often place more emphasis on enhancing our net interest margin rather than matching the interest rate sensitivity of our assets and liabilities.  In particular, we believe that the increased net interest income resulting from a mismatch in the maturity of our asset and liabilities portfolios can, during periods of stable or declining interest rates, provide high enough returns to justify increased exposure to sudden and unexpected increases in interest rates.  As a result, our results of operations and the economic value of our equity will remain vulnerable to increases in interest rates and to declines in the difference between long- and short-term rates.  See “Managements Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

If Our Investment in The Federal Home Loan Bank Of New York is Classified as Other-Than-Temporarily Impaired or as Permanently Impaired, Our Earnings and Stockholders’ Equity Could Decrease.

We own common stock of the Federal Home Loan Bank of New York. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of New York’s advance program. The aggregate cost and fair value of our Federal Home Loan Bank common stock as of December 31, 2010 was $1.5 million based on its par value. There is no market for our Federal Home Loan Bank common stock.

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

If the Federal Home Loan Bank of New York Stops Paying Dividends, This Will Negatively Affect Our Earnings.

Certain Federal Home Loan Banks have stopped paying dividends and are prohibited from paying dividends in the future so long as they fail to meet any of their regulatory capital requirements.  We received dividends of $93,000 on our Federal Home Loan Bank of New York stock in 2010.  The failure of the Federal Home Loan Bank to pay dividends in the future will cause our earnings and stockholders’ equity to decrease.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                  PROPERTIES

We operate from our main office in Fairport, New York which we own, our three branch offices,  located in the towns of Penfield, Irondequoit and Webster, and our three mortgage origination offices, each of which is leased, located in the towns of Pittsford, Canandaigua, and Watertown.  The consolidated net book value of our premises, land and equipment was $2.7 million at December 31, 2010.  The following is a list of our locations:

Fairport (Main Office) 45 South Main Street Fairport, New York 14450 (585) 223-9080	Penfield 2163 Rte 250 Fairport, New York 14450 (585) 377-8970	Irondequoit 2118 Hudson Ave. Irondequoit, New York 14617 (585) 266-4100	Webster 1075 Ridge Road East Suite 100 Webster, New York 14580 (585) 872-0100

Pittsford 1173 Pittsford Victor Rd, Suite 150 Pittsford, New York 14534 (585) 381-4040	Canandaigua 502 South Main Street Canandaigua, New York 14424 (585) 305-2470	Watertown 19805 Orchard Drive Watertown, New York 13601 (315) 783-5628

ITEM 3.                  LEGAL PROCEEDINGS

We are periodically involved in various claims and lawsuits that arise incident to our financial services business. At December 31, 2010 we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.                  [REMOVED AND RESERVED]

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)           The information required by this item is incorporated by reference to our Annual Report to Shareholders. No equity securities were sold during the year ended December 31, 2010 that were not registered under the Securities Act.

(b)           Not applicable.

(c)           FSB Community Bankshares, Inc. did not repurchase any of its equity securities during the year ended December 31, 2010

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

None.

ITEM 9A.               CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.”  Based on the assessment, management determined that, as of December 31, 2010, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only the management’s report in this annual report.

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

ITEM 11.                EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the Proxy Statement; specifically the section captioned “Executive Compensation.”

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

ITEM 15.                EXHIBITS

The following exhibits are either filed or attached as part of this report or are incorporated herein by reference:

3.1	Charter of FSB Community Bankshares, Inc. (1)

3.2	Bylaws of FSB Community Bankshares, Inc. (1)

4	Form of common stock certificate of FSB Community Bankshares, Inc. (1)

10.1	Amended and Restated Employment Agreement of Dana C. Gavenda (2)

10.2	Supplemental Executive Retirement Plan (1, 4)

10.3	Employee Stock Ownership Plan (1)

13	Portions of Annual Report to Shareholders

14	Code of Ethics (3)

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to the Registration Statement on Form SB-2 of FSB Community Bankshares, Inc. (File No. 333-141380), originally filed with the Securities and Exchange Commission on March 16, 2007.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2008.
(3)	Available on our website at www.fairportsavingsbank.com.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2010

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSB Community Bankshares, Inc.

Date: March 31, 2011	By:	/s/ Dana C. Gavenda
Dana C. Gavenda, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dana C. Gavenda	By:	/s/ Lowell T. Twitchell
	Dana C. Gavenda, President, and Chief		Lowell T. Twitchell
	Executive Officer		Chairman of the Board
(Principal Executive Officer)

Date: March 31, 2011		Date: March 31, 2011

By:	/s/ Kevin D. Maroney	By:	/s/ Gary Lindsay
	Kevin D. Maroney, Executive Vice President		Gary Lindsay
	and Chief Financial Officer		Director
(Principal Financial and Accounting Officer)

Date: March 31, 2011		Date: March 31, 2011

By:	/s/ Terence O’Neil	By:	/s/ Alicia H. Pender
	Terence O’Neil		Alicia H. Pender
	Vice Chairman of the Board		Director

Date: March 31, 2011		Date: March 31, 2011

By:	/s/ James E. Smith	By:	/s/ Lowell C. Patric
	James E. Smith		Lowell C. Patric
	Director		Director

Date: March 31, 2011		Date: March 31, 2011

By:	/s/ Robert W. Sturn	By:	/s/ Charis W. Warshof
	Robert W. Sturn		Charis W. Warshof
	Director		Director

Date: March 31, 2011		Date: March 31, 2011