Form 10-Q
period 2011-03-31
FSB Community Bankshares Inc
filed 2011-05-13
CIK 1389797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011
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
YES ☐ NO ☒

As of May 13, 2011 there were 1,785,000 shares of the Registrant’s common stock, par value $0.10 per share, outstanding, 946,050 of which were held by FSB Community Bankshares, MHC, the Registrant’s mutual holding company.

FSB Community Bankshares, Inc.
FORM 10-Q

Part I. Financial Information

Item 1. Consolidated Financial Statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Balance Sheets
March 31, 2011 and December 31, 2010 (unaudited)
(Dollars in thousands, except share data)

Assets	March 31, 2011	December 31, 2010

Cash and due from banks	$3,715	$4,533
Interest-earning demand deposits	4,405	3,301
Cash and Cash Equivalents	8,120	7,834

Securities available for sale	70,429	72,634
Securities held to maturity (fair value 2011 $7,169; 2010 $7,305)	7,040	7,183
Investment in FHLB stock	1,487	1,513
Loans receivable, net of allowance for loan losses (2011 $392; 2010 $384)	116,323	114,819
Bank owned life insurance	3,174	3,144
Accrued interest receivable	829	888
Premises and equipment, net	2,745	2,705
Prepaid FDIC premium	514	579
Other assets	748	1,108
Total Assets	$211,409	$212,407

Liabilities & Stockholders’ Equity

Deposits:
Non-interest-bearing	$3,737	$3,705
Interest-bearing	159,455	158,701
Total Deposits	163,192	162,406

Borrowings	26,218	26,732
Advances from borrowers for taxes and insurance	1,372	1,926
Official bank checks	200	363
Other liabilities	202	488
Total Liabilities	191,184	191,915

Stockholders’ Equity

Preferred Stock- no par value- 1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common Stock- $0.10 par value – 10,000,000 shares authorized;
1,785,000 shares issued and outstanding	179	179
Additional paid-in-capital	7,268	7,269
Retained earnings	13,491	13,537
Accumulated other comprehensive income (loss)	(162)	67
Unearned ESOP shares – at cost	(551)	(560)
Total Stockholders’ Equity	20,225	20,492

Total Liabilities and Stockholders’ Equity	$211,409	$212,407

See accompanying notes to consolidated financial statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Income
Three Months Ended March 31, 2011 and 2010 (unaudited)
(Dollars in thousands, except per share data)

	2011	2010

Interest and Dividend Income
Loans	$1,524	$1,593
Securities – taxable	264	447
Securities – tax exempt	12	-
Mortgage-backed securities	240	217
Other	2	2
Total Interest and Dividend Income	2,042	2,259

Interest expense
Deposits	505	735
Borrowings	229	354
Total Interest Expense	734	1,089

Net Interest Income	1,308	1,170
Provision for Loan Losses	8	3
Net Interest Income After Provision for Loan Losses	1,300	1,167

Other Income
Service fees	44	57
Fee income	3	6
Realized loss on sale of securities	-	(8)
Increase in cash surrender value of bank owned life insurance	30	33
Realized gain on sale of loans	46	14
Mortgage fee income	55	30
Other	30	27
Total Other Income	208	159

Other Expense
Salaries and employee benefits	855	687
Occupancy expense	173	150
Data processing costs	27	17
Advertising	43	41
Equipment expense	125	103
Electronic banking	22	16
Directors’ fees	32	27
Mortgage fees and taxes	55	30
FDIC premium expense	70	57
Other expense	195	175
Total Other Expenses	1,597	1,303

Income (Loss ) Before Income Taxes	(89)	23

Provision (Benefit) for Income Taxes	(43)	(10)

Net Income (Loss)	$(46)	$33
Earnings (Loss) per common share – basic and diluted	$(0.03)	$0.02
See accompanying notes to consolidated financial statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2011 and 2010 (unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance – January 1, 2010	$179	$7,275	$13,317	$174	$(595)	$20,350

Comprehensive income:
Net income	-	-	33	-	-	33
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and taxes	-	-	-	265	-	265
Total Comprehensive Income						298
ESOP shares committed to be
Released (875 shares)	-	(1)	-	-	9	8
Balance – March 31, 2010	$179	$7,274	$13,350	$439	$(586)	$20,656

Balance – January 1, 2011	$179	$7,269	$13,537	$67	$(560)	$20,492

Comprehensive loss:
Net loss	-	-	(46)	-	-	(46)
Change in net unrealized loss on securities available for sale, net of reclassification adjustment and taxes	-	-	-	(229)	-	(229)
Total Comprehensive Loss						(275)
ESOP shares committed to be
Released (875 shares)	-	(1)	-	-	9	8
Balance – March 31, 2011	$179	$7,268	$13,491	$(162)	$(551)	$20,225

See accompanying notes to consolidated financial statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Cash Flows
Three Months Ended March 31, 2011 and 2010 (unaudited)
(Dollars in thousands)

	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$(46)	$33
Adjustments to reconcile net income to net cash used by operating activities:
Net amortization of premiums and discounts on investments	174	280
Gain on sale of securities available for sale	-	(2)
Loss on sale of securities held to maturity	-	10
Gain on sale of loans	(46)	(14)
Proceeds from loans sold	83	2,125
Loans originated for sale	(37)	(2,111)
Amortization of net deferred loan origination costs	5	15
Amortization of premium on FHLB advances	49	-
Depreciation and amortization	98	78
Provision for loan losses	8	3
Expense related to ESOP	8	8
Deferred income tax benefit	(59)	(16)
Earnings on investment in bank owned life insurance	(30)	(33)
Decrease (increase) in accrued interest receivable	59	(87)
Decrease in prepaid FDIC premium	65	54
Decrease (increase) in other assets	360	(489)
Decrease in other liabilities	(109)	(81)
Net Cash Provided By/(Used By) Operating Activities	582	(227)

Cash Flows From Investing Activities
Purchases of securities available for sale	(5,544)	(21,506)
Proceeds from maturities and calls of securities available for sale	5,500	17,000
Proceeds from sales of securities available for sale	-	11
Proceeds from principal paydowns on securities available for sale	1,732	3,380
Proceeds from principal paydowns on securities held to maturity	139	114
Proceeds from sales of securities held to maturity	-	686
Net decrease (increase) in loans	(1,517)	3,204
Redemption of FHLB stock	26	150
Purchase of premises and equipment	(138)	(56)
Net Cash Provided By Investing Activities	198	2,983

Cash Flows From Financing Activities
Net increase in deposits	786	6,680
Proceeds from borrowings	2,000	-
Repayments on borrowings	(2,563)	(3,330)
Net decrease in advances from borrowers for taxes and insurance	(554)	(666)
Net increase (decrease) in official bank checks	(163)	38
Net Cash Provided By/(Used By) Financing Activities	(494)	2,722

Net Increase in Cash
and Cash Equivalents	286	5,478

Cash and Cash Equivalents- Beginning	7,834	5,965

Cash and Cash Equivalents- Ending	$8,120	$11,443

Supplementary Cash Flows Information

Interest paid	$741	$1,101

Income taxes paid	$-	$-

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, the evaluation of other-than-temporary impairment of investment securities, and the valuation of deferred tax assets. For additional information and disclosures required under GAAP, reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2010 filed on Form 10-K with the Securities and Exchange Commission (“SEC”) on March 31, 2011.

The unaudited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2010, included in the Annual Report filed on Form 10-K with the Securities and Exchange Commission (“SEC”) on March 31, 2011.

Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The consolidated financial statements at March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 include the accounts of the Company, Fairport Savings Bank (the “Bank”) and the Bank’s wholly-owned subsidiary, Oakleaf Services Corporation (“Oakleaf”).  All inter-company balances and transactions have been eliminated in consolidation.  Certain amounts from prior periods may have been reclassified, when necessary, to conform to current period presentation. Such reclassifications had no impact on net income (loss) or stockholders’ equity.

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

Note 2--Fair Value Measurement and Disclosure (Continued)

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows at March 31, 2011 and at December 31, 2010:

March 31, 2011 Securities Available for Sale: (In Thousands)	Total	Level 1	Level 2	Level 3

U.S. Government and agency obligations	$37,582	$2,000	$35,582	$-
Mortgage-backed securities - residential	28,994	-	28,994	-
SBA pools	3,853	-	3,853	-
Total Available for Sale Securities	$70,429	$2,000	$68,429	$-

December 31, 2010 Securities Available for Sale: (In Thousands)	Total	Level 1	Level 2	Level 3
U.S. Government and agency obligations	$39,336	$8,014	$31,322	$-
Mortgage-backed securities - residential	29,361	1,673	27,688	-
SBA pools	3,937	-	3,937	-
Total Available for Sale Securities	$72,634	$9,687	$62,947	$-

There were seven U.S Government and agency obligations for $5.5 million and one Mortgage-backed security for $1.7 million transferred out of level 1assets to level 2 assets during the three months ended March 31, 2011.  All of the transfers were the result of an increase in the availability of observable market data used in the securities’ pricing obtained through independent pricing services or dealer market participants. No assets or liabilities have been measured on a non-recurring basis at or for the three months ended March 31, 2011 or for the year ended December 31, 2010.

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

Note 2--Fair Value Measurement and Disclosure (Continued)

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments at March 31, 2011 and December 31, 2010:

Cash, Due from Banks, and Interest-Bearing Demand Deposits

The carrying amounts of these assets approximate their fair values.

Investment Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the banking industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are based on observable market based assumptions (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments. The Company had no Level 3 investment securities at March 31, 2011 or at December 31, 2010.

Investment in FHLB Stock

The carrying value of Federal Home Loan Bank (“FHLB”) stock approximates its fair value based on the restricted nature of the FHLB stock.

Loans

The fair values of loans held to maturity are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Mortgage loans held for sale in the secondary market are carried at the lower of cost or fair value.  Separate determinations of fair value for residential and commercial loans are made on an aggregate basis.  Fair value is determined based solely on the effect of changes in secondary market interest rates and yield requirements from the commitment date to the date of the financial statements. Realized gains and losses on sales are computed using the specific identification method.

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

Note 2--Fair Value Measurement and Disclosure (Continued)

Borrowings

The fair values of FHLB borrowings are estimated using discounted cash flow analyses, based on the quoted rates for new FHLB advances with similar credit risk characteristics, terms and remaining maturity.

Off-Balance Sheet Instruments

The fair values for off-balance sheet financial instruments (lending commitments and lines of credit) are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms and present credit worthiness of the counterparties.

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and due from banks	$3,715	$3,715	$4,533	$4,533
Interest bearing demand deposits	4,405	4,405	3,301	3,301
Securities available for sale	70,429	70,429	72,634	72,634
Securities held to maturity	7,040	7,169	7,183	7,305
FHLB stock	1,487	1,487	1,513	1,513
Loans, net	116,323	117,349	114,819	116,692
Accrued interest receivable	829	829	888	888

Financial liabilities:
Deposits	163,192	162,130	162,406	161,165
Borrowings	26,218	24,803	26,732	25,107
Accrued interest payable	61	61	68	68

Off-balance sheet instruments:
Commitments to extend credit	-	-	-	-

Note 3 - Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses at March 31, 2011 and at December 31, 2010 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
March 31, 2011:
Available for Sale:
U.S. Government and agency obligations	$38,166	$25	$(609)	$37,582
Mortgage-backed securities - residential	28,673	484	(163)	28,994
SBA pools	3,835	18	-	3,853

	$70,674	$527	$(772)	$70,429
Held to Maturity:
Mortgage-backed securities-residential	$4,777	$166	$-	$4,943
State and Municipal securities	2,263	1	(38)	2,226

	7,040	167	(38)	7,169

December 31, 2010:
Available for Sale:
U.S. Government and agency obligations	$39,764	32	(460)	39,336
Mortgage-backed securities - residential	28,882	539	(60)	29,361
SBA pools	3,886	51	-	3,937

	$72,532	$622	$(520)	$72,634
Held to Maturity:
Mortgage-backed securities – residential	$4,918	$182	$-	$5,100
State and Municipal securities	2,265	-	(60)	2,205

	7,183	182	(60)	7,305

Mortgage-backed securities consist of securities that are issued by Fannie Mae (“FNMA”), Freddie Mac (“FHLMC”), Ginnie Mae (“GNMA”), and Federal Farm Credit Bank (“FFCB”) and are collateralized by residential mortgages.

The amortized cost and estimated fair value by contractual maturity of debt securities at March 31, 2011 are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Note 3 – Securities (continued)

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)		(In Thousands)

Due in one year or less	$-	$-	$-	$-
Due after one year through five years	2,500	2,506	946	931
Due after five years through ten years	19,544	19,461	1,317	1,295
Due after ten years	16,122	15,615	-	-
Mortgage-backed securities – residential	28,673	28,994	4,777	4,943
SBA pools	3,835	3,853	-	-

	$70,674	$70,429	$7,040	$7,169

There were no sales of securities for the three months ended March 31, 2011. For the three months ended March 31, 2010 there was a $10,573 gross realized loss on sale of mortgage-backed securities held to maturity resulting from proceeds of $686,000, and a $2,120 gross realized gain on sale of FHLMC common stock available for sale resulting from proceeds of $11,000. In accordance with accounting guidance, the Company was able to sell securities classified as held to maturity after the Company had already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due either to prepayments or to scheduled principal and interest payments on the debt securities.

No securities were pledged to secure public deposits or for any other purpose required or permitted by law at March 31, 2011 or at December 31, 2010.

Note 3 – Securities (continued)

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)

March 31, 2011:
Available for Sale
U.S. Government and agency obligations	$30,056	$609	$-	$-	$30,056	$609
Mortgaged-backed securities - residential	15,366	163	-	-	15,366	163
Held to Maturity
State and Municipal securities	1,716	38	-	-	1,716	38

	$47,138	$810	$-	$-	$47,138	$810

December 31, 2010:
Available for Sale
U.S. Government and agency obligations	$24,757	$460	$-	$-	$24,757	$460
Mortgaged-backed securities - residential	8,387	60	-	-	8,387	60
Held to Maturity
State and Municipal securities	1,875	60	-	-	1,875	60

	$35,019	$580	$-	$-	$35,019	$580

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issuer (and guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of a security by a rating agency, (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies, and (6) whether the Company intends to sell or might be required to sell the debt securities.  In the three month period ended March 31, 2011 and in 2010, the Company did not record an other-than-temporary impairment charge.

At March 31, 2011, 28 U.S Government and agency securities, 10 mortgage-backed securities, and 6 state and municipal securities have been in a continuous unrealized loss position for less than twelve months.  No U.S Government agency securities, mortgage-backed securities, or state and municipal securities have been in a continuous unrealized loss position for twelve months or more.  The U.S Government and agency securities and mortgage-backed security were issued by U.S. government sponsored agencies and the state and municipal securities are general obligation (G.O.) bonds backed by the full faith and credit of local municipalities.  There has never been a default of a New York G.O. in the history of the state. Historical performance does not guarantee future performance, but it does indicate that the risk of loss on default of a G.O. municipal bond for the Company is relatively low. All are paying in accordance with their terms with no deferrals of interest or defaults.  Because the decline in fair value is attributable to changes in interest rates, not credit quality, and because management does not intend to sell and will not be required to sell these securities prior to recovery or maturity, no declines are deemed to be other-than-temporary.

Note 4 – Loans and The Allowance for Loan Losses

Net loans at March 31, 2011 and December 31, 2010 consist of the following:

	2011	2010
	(In Thousands)

Real estate loans:
Secured by one to four family residences	$104,163	$102,637
Secured by five or more family residences	1,153	1,165
Construction	100	652
Commercial	1,967	1,395
Home equity lines of credit	8,880	8,900
Other	76	73

Total Loans	116,339	114,822

Net deferred loan origination costs	376	381
Allowance for loan losses	(392)	(384)

Net Loans	$116,323	$114,819

An analysis of activity in the allowance for loan losses for the three months ended March 31, 2011 is as follows:

2011

Balance at January 1	$384
Provision for loan losses	8
Loans charged-off	-
Recoveries	-

Balance at March 31	$392

The loan portfolio is segmented into commercial and consumer loans. Commercial loans consist of commercial real estate. Consumer loans consist of the following classes: residential real estate, construction, home equity lines of credit, and other consumer.

The Bank’s primary lending activity is the origination of one-to-four-family residential real estate mortgage loans.  At March 31, 2011 $104.2 million, or 89.5%, of the total loan portfolio consisted of one-to-four-family residential real estate mortgage loans compared to $102.6 million, or 89.4%, of the total loan portfolio at December 31, 2010.  The Bank offers fixed-rate and adjustable-rate residential real estate mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $750,000.

The Bank currently offers fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments, and adjustable-rate mortgage loans that provide an initial fixed interest rate for one, three, five, seven or ten years and that amortize over a period of up to 30 years.  The Bank originates fixed-rate mortgage loans with terms of less than 15 years, but at rates applicable to 15-year loans.  The Bank originates fixed-rate bi-weekly mortgage loans with terms of up to 30 years that are fully amortizing with bi-weekly loan payments, and “interest only” loans where the borrower pays interest for an initial period (ten years) after which the loan converts to a fully amortizing loan.

Note 4 – Loans and The Allowance for Loan Losses (continued)

Management actively monitors the interest rate risk position to determine the desired level of investment in fixed-rate mortgages.  Depending on market interest rates and the Bank’s capital and liquidity position, all newly originated longer term fixed-rate residential mortgage loans may be retained, or, all or a portion of such loans may be sold in the secondary mortgage market to government sponsored entities such as Freddie Mac or other purchasers.

The Bank originates residential, first mortgage loans with the assistance of computer-based underwriting engines licensed from Fannie Mae and/or Freddie Mac. Appraisals of real estate collateral are contracted directly with independent appraisers and not through appraisal management companies. The Bank’s appraisal management policy and procedure is in accordance with all rules and best practice guidance from the Bank’s primary regulator. Credit scoring, using FICO is employed in the ultimate, judgmental credit decision by the Bank’s underwriting staff. The Bank does not use third party contract underwriting services. Residential mortgage loans include fixed and variable interest rate loans secured by one to four family homes generally located in Monroe, Ontario, and Wayne counties of New York State. The Bank’s ability to be repaid on such loans is closely linked to the economic and real estate market conditions in this region. Underwriting policies generally adhere to Fannie Mae and Freddie Mac guidelines for loan requests of conforming and non-conforming amounts. In deciding whether to originate each residential mortgage, the Bank considers the qualifications of the borrower as well as the value of the underlying property.

Adjustable-rate mortgage loans generally present different credit risks than fixed-rate mortgage loans primarily because the underlying debt service payments of the borrowers increase as interest rates increase, thereby increasing the potential for default.  Interest-only loans present different credit risks than fully amortizing loans, as the principal balance of the loan does not decrease during the interest-only period.  As a result, the Bank’s exposure to loss of principal in the event of default does not decrease during this period.

The Bank offers home equity lines of credit, which are primarily secured by a second mortgage on one-to-four-family residences. At March 31, 2011, home equity lines of credit totaled $8.9 million, or 7.6% of total loans receivable compared to $8.9 million, or 7.7% of total loans receivable at December 31, 2010.

The underwriting standards for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan.  The combined loan-to-value ratio (first and second mortgage liens) for home equity lines of credit is generally limited to 90%.  The Company originates home equity lines of credit without application fees or borrower-paid closing costs. Home equity lines of credit are offered with adjustable-rates of interest indexed to the prime rate, as reported in The Wall Street Journal.

Multi-family residential loans generally are secured by rental properties.  Multi-family real estate loans are offered with fixed and adjustable interest rates.  Loans secured by multi-family real estate totaled $1.2 million, or 1.0% of the total loan portfolio, at March 31, 2011 compared to $1.2 million, or 1.0% of the total loan portfolio, at December 31, 2010.  Multi-family real estate loans are originated for terms of up to 20 years.  Adjustable-rate multi-family real estate loans are tied to the average yield on U.S. Treasury securities, subject to periodic and lifetime limitations on interest rate changes.

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

Note 4 – Loans and The Allowance for Loan Losses (continued)

The Bank originates construction loans for the purchase of developed lots and for the construction of single-family residences.  At March 31, 2011, construction loans totaled $100,000, or 0.1% of total loans receivable compared to $652,000, or 0.6% at December 31, 2010.  At March 31, 2011, the additional unadvanced portion of these construction loans totaled $200,000 compared to $357,000 of additional unadvanced portion of construction loans at December 31, 2010. Construction loans are offered to individuals for the construction of their personal residences by a qualified builder (construction/permanent loans).

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

Commercial real estate loans are secured by office buildings, mixed use properties, places of worship, and other commercial properties.  At March 31, 2011, $2.0 million, or 1.7%, of our total loan portfolio consisted of commercial real estate loans compared to $1.4 million, or 1.2%, of our total loan portfolio at December 31, 2010.

The Company generally originates adjustable-rate commercial real estate loans with maximum terms of up to 15 years.  The maximum loan-to-value ratio of commercial real estate loans is 70%.

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

The Company offers a variety of other loans secured by property other than real estate.  At March 31, 2011, these other loans totaled $76,000, or 0.1% of the total loan portfolio compared to other loans totaling $73,000, or 0.1% of the total loan portfolio at December 31, 2010. These loans include automobile, passbook, overdraft protection and unsecured loans. Due to the relative immateriality of other loans, the Company’s risk associated with these loans is not considered significant.

Note 4 – Loans and The Allowance for Loan Losses (continued)

The following table sets forth the allowance for loan losses allocated by loan class and the activity in our allowance for loan losses for the three months ending March 31, 2011. The allowance for loan losses allocated to each class is not necessarily indicative of future losses in any particular class and does not restrict the use of the allowance to absorb losses in other classes.

	Secured by 1-4 family residential	Secured by more than 4 family residential	Construction	Commercial	Home Equity	Other/ Unallocated	Total
Allowance for Loan Losses:
Beginning Balance December 31, 2010	242	9	3	14	55	61	384
Charge Offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
Provisions	63	-	(2)	6	(11)	(48)	8
Ending Balance March 31, 2011 (1)	305	9	1	20	44	13	392

(1) All Loans are collectively evaluated for impairment.

The Bank’s policies, consistent with regulatory guidelines, provide for the classification of loans that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.  Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.

When the Bank classifies assets as either, pass, substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent.  The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date.  Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the Office of Thrift Supervision, which can require that we establish additional loss allowances.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

At March 31, 2011 and December 31, 2010, there were no loans considered to be impaired. At March 31, 2011 and December 31, 2010 we had no troubled debt restructurings.

The following table presents the risk category of loans by class at March 31, 2011:

	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four residential	$103,479	-	$684	-	$104,163
Home equity lines of credit	8,880	-	-	-	8,880
Multi-family residential	1,153	-	-	-	1,153
Construction	100	-	-	-	100
Commercial	1,967	-	-	-	1,967
Other loans	76	-	-	-	76
Total	$115,655	-	$684	-	$116,339

Note 4 – Loans and The Allowance for Loan Losses (continued)

The following table presents the risk category of loans by class at December 31, 2010:

	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four residential	$102,580	-	$57	-	$102,637
Home equity lines of credit	8,784	-	116	-	8,900
Multi-family residential	1,165	-	-	-	1,165
Construction	652	-	-	-	652
Commercial	1,395	-	-	-	1,395
Other loans	73	-	-	-	73
Total	$114,649	-	$173	-	$114,822

The Bank had no nonaccrual loans or foreclosed assets at March 31, 2011 and at December 31, 2010.  There were no loans that were past due 90 days or more and still accruing interest at March 31, 2011 and December 31, 2010.  Interest on non-accrual loans that would have been earned if loans were accruing interest was immaterial for both 2011 and 2010.

Delinquent Loans. The following table sets forth an analysis of the age of the loan delinquencies by type and by amount past due as of March 31, 2011 and December 31, 2010.

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
At March 31, 2011
Real estate loans:
One-to-four-family residential	$359	$325	$-	$684	$103,479	$104,163
Home equity lines of credit	-	-	-	-	8,880	8,880
Multi-family residential	-	-	-	-	1,153	1,153
Construction	-	-	-	-	100	100
Commercial	-	-	-	-	1,967	1,967
Other loans	-	-	-	-	76	76
Total	$359	$325	$-	$684	$115,655	$116,339

At December 31, 2010
Real estate loans:
One-to-four-family residential	$57	$-	$-	$57	$102,580	$102,637
Home equity lines of credit	116	-	-	116	8,784	8,900
Multi-family residential	-	-	-	-	1,165	1,165
Construction	-	-	-	-	652	652
Commercial	-	-	-	-	1,395	1,395
Other loans	-	-	-	-	73	73
Total	$173	$-	$-	$173	$114,649	$114,822

Note 5 - Federal Home Loan Bank of New York Stock

Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district FHLB according to a predetermined formula.  This restricted stock is carried at cost.

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

No impairment charges were recorded related to the FHLB stock for the three month period ended March 31, 2011 or in 2010.

Note 6 – Comprehensive Income (Loss)

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

The components of other comprehensive income (loss) and related tax effects for the three months ended March 31, 2011 and 2010 are as follows:

	For the Three Months Ended March 31,
	2011	2010
Unrealized holding gain (loss) on available for sale securities	$(347)	$404
Reclassification adjustment for realized gain included in net income (loss)	-	(2)
Net Unrealized Gain (Loss)	(347)	402
Tax effect	(118)	137
Net of tax amount	$(229)	$265

Note 7 - Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income by the weighted-average number of common shares outstanding during the period. The Company has not granted any restricted stock awards or stock options during the three months ended March 31, 2011 and 2010 and had no potentially dilutive common stock equivalents.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released. The weighted average common shares outstanding were 1,729,897 for the three months ended March 31, 2011 and 1,726,398 for the three months ended March 31, 2010.

Note 8 - Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) amended fair value measurement and disclosure guidance Accounting Standards Update (“ASU”) No. 2010-6 to require disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and to require separate presentation of information about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. The amended guidance also clarifies existing requirements that (a) fair value measurement disclosures should be disaggregated for each class of asset and liability and (b) disclosures about valuation techniques and inputs for both recurring and nonrecurring Level 2 and Level 3 fair value measurements should be provided. The Corporation has implemented this guidance, which became effective for interim and annual periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after, December 15, 2010 and for interim periods within those years.  The adoption of this guidance did not impact the Company’s consolidated financial position or results of operations.

Note 8 - Recent Accounting Pronouncements (continued)

In April 2011, the FASB issued ASU 2011-02 to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. The Update clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. This update goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties. For public entities, the amendments in this update are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The entity should also disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. Early adoption is permitted.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout the Management’s Discussion and Analysis (“MD&A”), the term “the Company” refers to the consolidated entity of FSB Community Bankshares, Inc., Fairport Savings Bank, and Oakleaf Services Corporation, a wholly owned subsidiary of Fairport Savings Bank.  At March 31, 2011, FSB Community Bankshares, MHC the Company’s mutual holding company parent, held 946,050 shares, or 53.0%, of the Company’s common stock, engaged in no significant activities, and was not included in the MD&A.

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

Critical Accounting Policies

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 31, 2011.  These policies, along with the disclosures presented in the other consolidated financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of consolidated financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, the evaluation of investment securities for other-than-temporary impairment and the valuation and recoverability of deferred tax assets to be the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available.

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

Other-than-temporary impairment.  When the fair value of a held to maturity or available for sale security is less than its amortized cost basis, an assessment is made at the balance sheet date as to whether other-than-temporary impairment (OTTI) is present.

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

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Total Assets.  Total assets decreased by $998,000, or 0.5%, to $211.4 million at March 31, 2011 from $212.4 million at December 31, 2010.  The modest decrease in total assets primarily reflects decreases in securities available for sale, securities held to maturity, investment in FHLB stock, and other assets, partially offset by increases in net loans receivable, and cash and cash equivalents.

Cash and cash equivalents, primarily interest-earning deposits at the Federal Reserve Bank and Federal Home Loan Bank, increased by $286,000, or 3.7%, to $8.1 million at March 31, 2011 from $7.8 million at December 31, 2010.  The Bank continues to maintain a strong liquidity position, retaining significant cash and cash equivalent balances that will allow the Bank to capitalize on investment and lending opportunities that may arise in future periods.

Total securities decreased by $2.3 million, or 2.9%, to $77.5 million at March 31, 2011 from $79.8 million at December 31, 2010. Securities classified as available for sale decreased $2.2 million to $70.4 million at March 31, 2011 from $72.6 million at December 31, 2010.  The $2.2 million decrease was attributable to maturities and calls of $5.5 million of U.S. government agency securities classified as available for sale, $1.9 million in principal repayments received and amortization, and a $347,000 decrease in the fair value of securities available for sale, partially offset by the purchase of $4.0 million of U.S. government agency securities, and $1.5 million of mortgage-backed securities.

Securities classified as held to maturity decreased $143,000, or 2.0%, to $7.0 million at March 31, 2011 from $7.2 million at December 31, 2010 as a result of $143,000 in principal repayments and amortization.  All securities purchased in 2011, with the exception of State and Municipal bonds classified as held to maturity, have been classified as available for sale to provide a portfolio of marketable securities for liquidity as an alternative to borrowings. The Company has reviewed its investment securities portfolio for the three months ended March 31, 2011, and has determined that no other-than-temporary impairment exists in the portfolio at March 31, 2011.

Investment in FHLB of New York stock decreased by $26,000, or 1.7%, due to stock redemptions.  The FHLB of New York requires members to purchase and redeem stock based on the level of borrowings.

Other assets decreased $360,000, or 32.5%, to $748,000 at March 31, 2011 from $1.1 million at December 31, 2010. The decrease was primarily the result of $333,000 less in principal receivable on FHLMC mortgage-backed securities at March 31, 2011 compared to December 31, 2010.

Net loans receivable increased $1.5 million, or 1.3%, to $116.3 million at March 31, 2011 from $114.8 million at December 31, 2010. The Company had $7.2 million of fixed-rate loan refinances and home purchase originations, one loan sold for $37,000 in the secondary market, and brokered $1.5 million of Federal Housing Administration (FHA) mortgage loans in the first three months of 2011.  The $1.5 million of combined sold residential mortgages and brokered FHA mortgage loans in the secondary market generated a net gain of $46,000 which was recorded in other income. Management believed that selling FHA loans was a prudent interest rate risk decision.  Total loans sold and serviced as of March 31, 2011 totaled $18.4 million compared to $19.1 million as of December 31, 2010. In the current interest rate environment we intend to continue to sell a portion of our fixed-rate residential mortgage loans on a servicing-retained basis resulting in additional loan servicing income, as well as selling the majority of FHA mortgage loans originated on a servicing-released basis.  At March 31, 2011, the Bank had no committed-for-sale mortgage loans in the secondary market.

The Bank opened three mortgage loan origination offices in January of 2010 located in Canandaigua, Pittsford, and Watertown, New York.  Throughout 2010 and the first quarter of 2011 we have increased our investment in the loan division with additional loan originators, support staff, a newly leased facility, and furniture and equipment.   Loan demand was weak in the first quarter and continues to be slow-moving at the beginning of the second quarter of 2011, although we are starting to see renewed demand from creditworthy borrowers.  We believe that we are well positioned for future growth and profitability with high liquidity and capacity for more loans and we will continue to be a strong competitive force in the mortgage markets in which we serve. The Bank intends to continue to emphasize aggressive, yet prudent originations of loans secured by one-to-four family residential real estate. The mortgage origination offices were established as Fairport Mortgage, a division of Fairport Savings Bank.   The primary responsibilities of the Fairport Mortgage origination team will be to originate mortgage loans to increase the Bank’s current mortgage loan portfolio, to originate loans for the Bank to close and sell as a correspondent to outside investors, and also to broker a select portion of residential mortgage loans directly to other investors.

The credit quality of the Bank’s loan portfolio remains solid.  The Bank continues not to be involved in, and has no exposure to, sub-prime or Alt-A lending activities.  The Bank ended the first quarter of 2011 with net loans receivable of $116.3 million, with no non-performing loans or foreclosed real estate assets.  At March 31, 2010 and 2011, the Bank had no loans that are considered to be troubled debt restructurings.  Management continues to actively monitor the performance of the loan portfolio during these difficult economic times.  The Company has never been involved with, and has no direct exposure to, sub-prime lending activities.  Credit quality continues to be the highest priority when underwriting loans. Subjective judgments about a borrower’s ability to repay and the value of any underlying collateral are made prior to approving a loan. We believe our stringent underwriting standards have directly resulted in our significantly low level of non-accruing loans.

Deposits and Borrowings. Total deposits increased by $786,000, or 0.5%, to $163.2 million at March 31, 2011 from $162.4 million at December 31, 2010.  The increase consists of core deposit growth of $666,000 including non-interest bearing checking accounts, NOW accounts, money market accounts, and savings accounts, and $120,000 in non-core deposit growth including IRAs and Certificates of Deposit.  Management believes that the deposit growth is the result, in part, of customers’ preference for the flexibility provided by short-term core deposits in the current low interest rate environment, as well as the Bank’s competitive strength in our market.

Borrowings, consisting of Federal Home Loan Bank (“FHLB”) advances, decreased by $514,000, or 1.9%, to $26.2 million at March 31, 2011 from $26.7 million at December 31, 2010. The decrease of $514,000 includes $49,000 in amortization of deferred premium expense.

In July 2010, the Company restructured a portion of its FHLB advances by repaying $13.2 million of existing borrowings and replacing these borrowings with $13.2 million of new, lower cost FHLB advances. This transaction resulted in $638,000 in prepayment penalties that have been deferred and are recognized in interest expense as an adjustment to the cost of the Company’s new borrowings in future periods. At March 31, 2011 there was $498,000 remaining in deferred premium expense on total FHLB borrowings.

Stockholders’ Equity. Total stockholders’ equity decreased by $267,000 or 1.3%, to $20.2 million at March 31, 2011 from $20.5 million at December 31, 2010.  The decrease resulted from a decrease of $229,000 in accumulated other comprehensive income (loss), a net loss of $46,000, partially offset by an $8,000 increase in committed ESOP shares.  At March 31, 2011 the Bank was considered well capitalized, the highest standard of capital rating as defined by the Bank’s regulators.

Non-Performing Assets.  At March 31, 2011 and December 31, 2010 the Company had no loans classified as non-performing or foreclosed assets. At March 31, 2011, management has evaluated the Bank’s loan loss reserve and believes it is adequate based on the quality of the current loan portfolio.  The moderate increase in one-to-four-family real estate mortgage loans classified as substandard was the cause for the shift from unallocated to allocated one-to-four-family real estate mortgage loans in the allowance for loan loss.  At March 31, 2011, there were no other assets that are not disclosed as classified or special mention, where known information about possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in impairment or disclosure of such loans in the future.

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

	For the Three months Ended March 31,
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$116,029	$1,524	5.25%	$114,369	$1,593	5.57%
Securities - taxable	44,732	264	2.36	59,222	447	3.02
Mortgage-backed securities	34,235	240	2.80	25,700	217	3.38
State and Municipal securities (1)	2,263	18	3.18	-	-	-
Other	5,804	2	0.14	6,206	2	0.13
Total interest-earning assets	203,063	2,048	4.03%	205,497	2,259	4.40%
Non-interest-earning assets	8,791			9,577
Total assets	$211,854			$215,074

Interest-bearing liabilities:

NOW accounts	$11,531	$12	0.42%	$9,014	$16	0.71%
Passbook savings	24,946	28	0.45	26,887	73	1.09
Money market savings Individual retirement accounts	27,586	49	0.71	23,422	65	1.11
	18,306	109	2.38	18,072	141	3.12
Certificates of deposit	76,730	307	1.60	77,485	440	2.27
Borrowings	26,302	229	3.48	33,060	354	4.28
Total interest-bearing liabilities	185,401	734	1.58%	187,940	1,089	2.32%
Non-interest-bearing liabilities:
Demand deposits	3,793			3,940
Other	2,308			2,646
Total liabilities	191,502			194,526
Stockholders’ equity	20,352			20,548
Total liabilities and stockholders’ equity	$211,854			$215,074

Net interest income		$1,314			$1,170
Interest rate spread (2)			2.45%			2.08%
Net interest-earning assets (3)	$17,662			$17,557
Net interest margin (4)		2.59%			2.28%
Average interest-earning assets to average interest-bearing liabilities	110%			109%

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.

(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and March 31, 2010

           General. The Company had a net loss of $46,000 for the quarter ended March 31, 2011 compared to net income of $33,000 for the quarter ended March 31, 2010.  Net loss per basic and diluted share was $(0.03) for the quarter ended March 31, 2011 compared to net income per basic and diluted share of $0.02 for the quarter ended March 31, 2010.  The Company’s net interest margin for the quarter ended March 31, 2011 increased 31 basis points to 2.59% from 2.28% for the quarter ended March 31, 2010, due to a decrease in the cost of our interest-bearing liabilities of 74 basis points from 2.32% to 1.58%, which was partially offset by a decrease in the yield on our interest-earning assets of 37 basis points from 4.40% to 4.03%.

The $79,000 decrease in net income for the first quarter of 2011 compared to the first quarter of 2010 resulted from an increase in other expense of $294,000, an increase in provision for loan losses of $5,000, partially offset by an increase in net interest income of $138,000, an increase in other income of $49,000, and an increase in tax benefit of $33,000.  The $294,000 increase in other expense was primarily attributable to our increased investment in our loan origination division with increased salaries and employee benefits, additional occupancy, equipment expenses, mortgage fees and taxes, and miscellaneous other operating expenses related to the three mortgage origination offices that we opened in January 2010 and have expanded throughout 2010 and the first quarter of 2011. The $138,000 increase in net interest income is reflective of the Bank’s ability to reduce its deposit and borrowing costs in a low interest rate environment in addition to an increased average volume of higher yielding interest-earning assets in the first quarter of 2011 compared to the first quarter of 2010. The $49,000 increase in other income was the result of additional gain on sale of loans and mortgage fee income in the first quarter of 2011 compared to the same period in 2010.

Interest and Dividend Income.  Interest and dividend income decreased by $217,000 or 9.6%, to $2.0 million for the three months ended March 31, 2011 from $2.3 million for the three months ended March 31, 2010.  The decrease in interest and dividend income resulted from a $69,000 or 4.3% decrease in interest income from loans, a $183,000 or 40.9% decrease in interest income from taxable securities, partially offset by a $23,000 or 10.6% increase in interest income from mortgage-backed securities, and a $12,000 or 100.0% increase in interest income from tax exempt securities. Average interest-earning assets decreased by $2.4 million, or 1.2%, to $203.1 million for the three months ended March 31, 2011 from $205.5 million for the three months ended March 31, 2010.  The yield on interest-earning assets decreased by 37 basis points to 4.03% for the three months ended March 31, 2011 compared to 4.40% for the three months ended March 31, 2010, reflecting a volume increase in higher yielding interest earning asset categories as a result of the repositioning of assets into higher yielding assets, in a lower market interest rate environment at March 31, 2011.

Interest Expense.  Interest expense decreased $355,000 or 32.6%, to $734,000 for the three months ended March 31, 2011 from $1.1 million for the three months ended March 31, 2010. The decrease in interest expense resulted primarily from significantly lower average rates paid on deposits and borrowings and lower average balances on borrowings, despite higher average balances in deposits.  The average balance of interest-bearing liabilities decreased $2.5 million, or 1.4%, to $185.4 million for the three months ended March 31, 2011 compared to $187.9 million for the three months ended March 31, 2010.  The average cost of interest-bearing liabilities decreased by 74 basis points to 1.58% for the three months ended March 31, 2011 from 2.32% for the three months ended March 31, 2010.  The average cost of deposit accounts decreased by 63 basis points to 1.27% for the three months ended March 31, 2011 compared to 1.90% for the three months ended March 31, 2010. The average cost of borrowings decreased by 80 basis points to 3.48% for the three months ended March 31, 2011 compared to 4.28% for the three months ended March 31, 2010. The average balance of borrowings decreased $6.8 million or 20.4%, to $26.3 million for the three months ended March 31, 2011 compared to $33.1 million for the three months ended March 31, 2010.  The decrease in interest expense reflects the Bank’s management of lower deposit and borrowing costs in a historically low interest rate environment.  The Bank has continued to respond to the lower interest rate environment allowing for downward deposit re-pricing of all deposits accounts and borrowings decreasing our overall cost of funds.

At March 31, 2011, we had $15.3 million of certificates of deposit, including IRAs that will mature during the first quarter of 2011 with a weighted average cost of 1.42%. Based on current market rates, if these funds remain with the Bank with similar maturities, the rates paid on these deposits will decrease.

Net Interest Income. Net interest income increased $138,000 or 11.8%, to $1.3 million for the three months ended March 31, 2011 from $1.2 million for the three months ended March 31, 2010.  The increase in net interest income was due primarily to a lower average cost of deposits and borrowings, partially offset by a decrease in interest earning assets and decrease in yield on interest earning assets. The Company’s net interest margin increased 31 basis points to 2.59% for the three months ended March 31, 2011 from 2.28% for the three months ended March 31, 2010.

Provision for Loan Losses.  Based on management’s evaluation of the factors that determine the level of the allowance for loan losses, including the plan to increase loan production and grow the mortgage portfolio, we recorded $8,000 in provision for loan losses for the three month period ended March 31, 2011 and $3,000 for the three month period ended March 31, 2010.  The allowance for loan losses as of March 31, 2011 was $392,000 or 0.34% of total loans, compared to $371,000 or 0.33% of total loans as of March 31, 2010. We ended the quarter with no non-accrual loans at March 31, 2011 compared to $23,000 in non-accrual loans at March 31, 2010.  We recorded no charge offs in the first quarter of 2011 and 2010.  We had no foreclosed real estate at March 31, 2011 and one foreclosed asset of $79,000 at March 31, 2010.

Other Income.  Total other income increased $49,000 or 30.8%, to $208,000 for the three months ended March 31, 2011 compared to $159,000 for the three months ended March 31, 2010. In the three months ended March 31, 2011 compared to the three months ended March 31, 2010, there was a $32,000 increase in gain on sale of loans, a $25,000 increase in mortgage fee income, and a $3,000 increase in miscellaneous other income, partially offset by a $13,000 decrease in deposit service fees, a decrease of $3,000 in Bank owned life insurance income, and a decrease of $3,000 in commissions from Oakleaf Services insurance/annuity and security sales. There was an $8,000 realized loss on sales of securities in the three months ended March 31, 2010 and no sales of securities in the three months ended March 31, 2011.

Other Expense.  Total other expense increased $294,000, or 22.6%, to $1.6 million for the three months ended March 31, 2011 compared to $1.3 million for the three months ended March 31, 2010.  The increase was primarily the result of expenses related to our three mortgage origination offices including a $168,000 increase in salaries and employee benefits, a $23,000 increase in occupancy expense, a $10,000 increase in data processing costs, a $2,000 increase in advertising expense, a $22,000 increase in equipment expense, a $6,000 increase in electronic banking, a $5,000 increase in directors fees, a $25,000 increase in mortgage fees and taxes, a $13,000 increase in FDIC insurance premium expense, and a $20,000 increase in miscellaneous other expenses.

Income Tax Expense.  We had a pre-tax loss of $89,000 for the three months ended March 31, 2011 compared to pre-tax income of $23,000 for the three months ended March 31, 2010, and had a $43,000 tax benefit for the three months ended March 31, 2011, compared to a $10,000 tax benefit for the three months ended March 31, 2010, an increase in tax benefit of $33,000.  The effective tax benefit rate was (48.3)% for the three months ended March 31, 2011 compared to a tax benefit rate of (43.5)% for the three months ended March 31, 2010.  The high effective tax benefit rate in the quarters ended March 31, 2011 and 2010 was mainly the result of the benefit (reduction in expense) due to the increase in the cash surrender value of our bank owned life insurance, which is tax exempt, as well as the result of the utilization of New York State mortgage recording tax credits in the periods that had been previously subject to a valuation allowance.  The New York State franchise tax recorded on taxable assets for the quarters ended March 31, 2011 and 2010 exceeded the mortgage tax generated in each of these periods.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature.  Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, maturities and principal repayments of securities, and loan sales.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our asset/liability management committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We seek to maintain a liquidity ratio of 20.0% or greater.  For the quarter ended March 31, 2011, our liquidity ratio averaged 59.7%.  We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2011.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2011, cash and cash equivalents totaled $8.1 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2011, we had $1.1 million in loan commitments outstanding.  In addition to commitments to originate loans, we had $8.4 million in unused lines of credit to borrowers. Certificates of deposit, including IRAs comprised solely of certificates of deposits, due within one year of March 31, 2011 totaled $57.4 million, or 60.4% of our certificates of deposit and 35.2% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds including loan sales, other deposit products, including certificates of deposit, and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2012. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is, and will continue to be, originating loans. During the three months ended March 31, 2011, we originated $7.2 million of loans.

Financing activities consist primarily of activity in deposit accounts and FHLB borrowings.  We experienced a net increase in total deposits of $786,000 for the quarter ended March 31, 2011.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of New York, which provides an additional source of funds.  FHLB borrowings decreased by $514,000 to $26.2 million for the three months ended March 31, 2011, compared to a net decrease of $3.3 million to $31.3 million for the three months ended March 31, 2010.  Historically, FHLB borrowings have primarily been used to fund loan demand and expand the investment portfolio.  At March 31, 2011, we had the ability to borrow approximately $83.6 million from the Federal Home Loan Bank, of which $26.7 million had been advanced.

The Bank also has a repurchase agreement with a third party broker providing an additional $10.0 million in liquidity.  Funds obtained under the repurchase agreement are secured by the Bank’s U.S. Government and agency obligations.  There were no advances outstanding under the repurchase agreement at March 31, 2011 or at March 31, 2010.

Fairport Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2011, Fairport Savings Bank exceeded all regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

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

At March 31, 2011 and 2010, we had $1.1 million and $3.9 million, respectively, of commitments to grant loans, and $8.4 million and $9.0 million, respectively, of unfunded commitments under lines of credit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable since the Company is a smaller reporting company.

Item 4T. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2011.

There were no significant changes made in the Company’s internal control over financial reporting or in other factors that could significantly affect the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 1A. Risk Factors

There are no material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010 as filed with the Securities and Exchange Commission.  Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

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

FSB COMMUNITY BANKSHARES, INC.

Date: May 13, 2011	/s/ Dana C. Gavenda
Dana C. Gavenda
President and Chief Executive Officer

Date: May 13, 2011	/s/ Kevin D. Maroney
Kevin D. Maroney
Executive Vice President and Chief Financial Officer