Form 10-Q
period 2011-06-30
FSB Community Bankshares Inc
filed 2011-08-15
CIK 1389797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011
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
YES ☒  NO ☐.

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

As of August 12, 2011 there were 1,785,000 shares of the Registrant’s common stock, par value $0.10 per share, outstanding, 946,050 of which were held by FSB Community Bankshares, MHC, the Registrant’s mutual holding company.

FSB Community Bankshares, Inc.
FORM 10-Q

Part I. Financial Information

Item 1. Consolidated Financial Statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Balance Sheets
June 30, 2011 and December 31, 2010 (unaudited)
(Dollars in thousands, except share data)

	June 30, 2011	December 31, 2010
Assets
Cash and due from banks	$1,043	$561
Interest-earning demand deposits	7,904	7,273
Cash and Cash Equivalents	8,947	7,834

Securities available for sale	67,118	72,634
Securities held to maturity (fair value 2011 $7,374; 2010 $7,305)	7,209	7,183
Investment in FHLB stock	1,452	1,513
Loans held for sale	879	342
Loans receivable, net of allowance for loan losses (2011 $399; 2010 $384)	117,225	114,477
Bank owned life insurance	3,205	3,144
Accrued interest receivable	906	888
Premises and equipment, net	2,763	2,705
Prepaid FDIC premium	444	579
Other assets	1,128	1,108
Total Assets	$211,276	$212,407

Liabilities & Stockholders’ Equity

Deposits:
Non-interest-bearing	$4,284	$3,705
Interest-bearing	157,940	158,701
Total Deposits	162,224	162,406

Borrowings	25,205	26,732
Advances from borrowers for taxes and insurance	2,287	1,926
Official bank checks	457	363
Other liabilities	442	488
Total Liabilities	190,615	191,915

Stockholders’ Equity

Preferred Stock- no par value- 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock- $0.10 par value – 10,000,000 shares authorized; 1,785,000 shares issued and outstanding	179	179
Additional paid-in-capital	7,267	7,269
Retained earnings	13,507	13,537
Accumulated other comprehensive income	250	67
Unearned ESOP shares – at cost	(542)	(560)
Total Stockholders’ Equity	20,661	20,492

Total Liabilities and Stockholders’ Equity	$211,276	$212,407

See accompanying notes to consolidated financial statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Income
Three Months Ended June 30, 2011 and 2010 (unaudited)
(Dollars in thousands, except per share data)

	2011	2010

Interest and Dividend Income
Loans	$1,520	$1,602
Securities – taxable	243	392
Securities – tax exempt	12	-
Mortgage-backed securities	215	199
Other	2	3
Total Interest and Dividend Income	1,992	2,196

Interest expense
Deposits	461	653
Borrowings	224	326
Total Interest Expense	685	979

Net Interest Income	1,307	1,217
Provision for Loan Losses	7	3
Net Interest Income After Provision
for Loan Losses	1,300	1,214

Other Income
Service fees	44	60
Fee income	6	20
Realized gain on sale of securities	24	-
Realized loss on sale of real estate owned	-	(5)
Increase in cash surrender value of bank owned life insurance	31	32
Realized gain on sale of loans	79	69
Mortgage fee income	41	52
Other	38	34
Total Other Income	263	262

Other Expense
Salaries and employee benefits	828	727
Occupancy expense	183	149
Data processing costs	22	26
Advertising	54	53
Equipment expense	115	104
Electronic banking	24	21
Directors’ fees	35	28
Mortgage fees and taxes	37	87
FDIC premium expense	74	59
Other expense	186	180
Total Other Expenses	1,558	1,434

Income Before Income Taxes	5	42

Provision (Benefit) for Income Taxes	(11)	7

Net Income	$16	$35
Earnings per common share – basic and diluted	$0.01	$0.02

See accompanying notes to consolidated financial statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Income
Six Months Ended June 30, 2011 and 2010 (unaudited)
(Dollars in thousands, except per share data)

	2011	2010

Interest and Dividend Income
Loans	$3,044	$3,195
Securities – taxable	507	839
Securities – tax exempt	24	-
Mortgage-backed securities	455	416
Other	4	5
Total Interest and Dividend Income	4,034	4,455

Interest expense
Deposits	966	1,388
Borrowings	453	680
Total Interest Expense	1,419	2,068

Net Interest Income	2,615	2,387
Provision for Loan Losses	15	6
Net Interest Income After Provision
for Loan Losses	2,600	2,381

Other Income
Service fees	88	117
Fee income	9	26
Realized gain (loss) on sale of securities	24	(8)
Realized loss on sale of real estate owned	-	(5)
Increase in cash surrender value of bank owned life insurance	61	65
Realized gain on sale of loans	125	83
Mortgage fee income	96	82
Other	68	61
Total Other Income	471	421

Other Expense
Salaries and employee benefits	1,683	1,414
Occupancy expense	356	299
Data processing costs	49	43
Advertising	97	94
Equipment expense	240	207
Electronic banking	46	37
Directors’ fees	67	55
Mortgage fees and taxes	92	117
FDIC premium expense	144	116
Other expense	381	355
Total Other Expenses	3,155	2,737

Income (Loss ) Before Income Taxes	(84)	65

Benefit for Income Taxes	(54)	(3)

Net Income (Loss)	$(30)	$68
Earnings (Loss) per common share – basic and diluted	$(0.02)	$0.04

See accompanying notes to consolidated financial statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2011 and 2010 (unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Total
Balance – January 1, 2010	$179	$7,275	$13,317	$174	$(595)	$20,350

Comprehensive income:
Net income	-	-	68	-	-	68
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and taxes	-	-	-	350	-	350
Total Comprehensive Income						418
ESOP shares committed to be released (875 shares)	-	(2)	-	-	18	16
Balance – June 30, 2010	$179	$7,273	$13,385	$524	$(577)	$20,784

Balance – January 1, 2011	$179	$7,269	$13,537	$67	$(560)	$20,492

Comprehensive income:
Net loss	-	-	(30)	-	-	(30)
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and taxes	-	-	-	183	-	183
Total Comprehensive Income						153
ESOP shares committed to be released (875 shares)	-	(2)	-	-	18	16
Balance – June 30, 2011	$179	$7,267	$13,507	$250	$(542)	$20,661

See accompanying notes to consolidated financial statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Cash Flows
 Six Months Ended June 30, 2011 and 2010 (unaudited)
(Dollars in thousands)

	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$(30)	$68
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Net amortization of premiums and discounts on investments	369	515
Gain on sale of securities available for sale	(24)	(2)
Loss on sale of securities held to maturity	-	10
Gain on sale of loans	(125)	(83)
Proceeds from loans sold	941	3,729
Loans originated for sale	(1,353)	(7,006)
Amortization of net deferred loan origination costs	7	16
Amortization of premium on FHLB advances	100	-
Depreciation and amortization	198	156
Provision for loan losses	15	6
Expense related to ESOP	16	16
Deferred income tax benefit	(70)	(28)
Earnings on investment in bank owned life insurance	(61)	(65)
Decrease (increase) in accrued interest receivable	(18)	193
Decrease in prepaid FDIC premium	135	108
Decrease (increase) in other assets	(20)	218
Decrease in other liabilities	(70)	(14)
Loss on sale of real estate owned	-	5
Net Cash Provided By (Used By) Operating Activities	10	(2,158)

Cash Flows From Investing Activities
Purchases of securities available for sale	(18,621)	(46,889)
Proceeds from maturities and calls of securities available for sale	18,630	48,000
Proceeds from sales of securities available for sale	1,413	11
Proceeds from principal paydowns on securities available for sale	4,034	3,589
Purchases of securities held to maturity	(434)	-
Proceeds from maturities and calls of securities held to maturity	-	5
Proceeds from sales of securities held to maturity	-	686
Proceeds from principal paydowns on securities held to maturity	400	265
Net decrease (increase) in loans	(2,770)	645
Redemption of FHLB stock	61	220
Proceeds from sales of foreclosed real estate	-	74
Purchase of premises and equipment	(256)	(110)
Net Cash Provided By Investing Activities	2,457	6,496

Cash Flows From Financing Activities
Net increase (decrease) in deposits	(182)	8,252
Proceeds from borrowings	4,000	-
Repayments on borrowings	(5,627)	(3,916)
Net increase in advances from borrowers for taxes and insurance	361	336
Net increase in official bank checks	94	378
Net Cash Provided By (Used By) Financing Activities	(1,354)	5,050

Net Increase in Cash
and Cash Equivalents	1,113	9,388

Cash and Cash Equivalents- Beginning	7,834	5,965

Cash and Cash Equivalents- Ending	$8,947	$15,353

Supplementary Cash Flows Information

Interest paid	$1,428	$2,084

Income taxes paid	$-	$-

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

Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The consolidated financial statements at June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010 include the accounts of the Company, Fairport Savings Bank (the “Bank”) and the Bank’s wholly-owned subsidiary, Oakleaf Services Corporation (“Oakleaf”).  All inter-company balances and transactions have been eliminated in consolidation.  Certain amounts from prior periods may have been reclassified, when necessary, to conform to current period presentation. Such reclassifications had no impact on net income (loss) or stockholders’ equity.

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

Note 2--Fair Value Measurement and Disclosure (Continued)

A fair value hierarchy that prioritizes the inputs to valuation methods is used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows at June 30, 2011 and at December 31, 2010:

June 30, 2011 Securities Available for Sale: (In Thousands)	Total	Level 1	Level 2	Level 3

U.S. Government and agency obligations	$34,329	$-	$34,329	$-
Mortgage-backed securities - residential	29,186	-	29,186	-
SBA pools	3,603	-	3,603	-
Total Available for Sale Securities	$67,118	$-	$67,118	$-

December 31, 2010 Securities Available for Sale: (In Thousands)	Total	Level 1	Level 2	Level 3

U.S. Government and agency obligations	$39,336	$8,014	$31,322	$-
Mortgage-backed securities - residential	29,361	1,673	27,688	-
SBA pools	3,937	-	3,937	-
Total Available for Sale Securities	$72,634	$9,687	$62,947	$-

There were five U.S. Government and agency obligations for $4.3 million and one Mortgage-backed security for $1.7 million transferred out of level 1 securities available for sale to level 2 securities available for sale during the six months ended June 30, 2011.  There were three U.S. Government and agency obligations for $3.7 million called during the six months ended June 30, 2011 that were measured as level 1 securities available for sale at December 31, 2010.  All of the transfers were the result of the availability of observable market data used in the securities’ pricing obtained through independent pricing services or dealer market participants. No assets or liabilities have been measured on a non-recurring basis at or for the six months ended June 30, 2011 at or for the year ended December 31, 2010.

Accounting guidance requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the defined fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.  Certain assets and liabilities are excluded from the disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Note 2--Fair Value Measurement and Disclosure (Continued)

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments at June 30, 2011 and December 31, 2010:

Cash, Due from Banks, and Interest-Earning Demand Deposits

The carrying amounts of these assets approximate their fair values.

Investment Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the banking industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are based on observable market based assumptions (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) are used to support fair values of certain Level 3 investments. The Company had no Level 3 investment securities at June 30, 2011 or at December 31, 2010.

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

Off-Balance Sheet Instruments

The fair values for off-balance sheet financial instruments (lending commitments and lines of credit) are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms and present credit worthiness of the counterparties. Such fees were not material at June 30, 2011 and December 31, 2010.

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and due from banks	$6,954	$6,954	$4,533	$4,533
Interest-earning demand deposits	1,993	1,993	3,301	3,301
Securities available for sale	67,118	67,118	72,634	72,634
Securities held to maturity	7,209	7,374	7,183	7,305
Investment in FHLB stock	1,452	1,452	1,513	1,513
Loans held for sale	879	879	342	342
Loans, net	117,225	121,374	114,477	116,350
Accrued interest receivable	906	906	888	888

Financial liabilities:
Deposits	162,224	161,344	162,406	161,165
Borrowings	25,205	23,687	26,732	25,107
Accrued interest payable	59	59	68	68

Off-balance sheet instruments:
Commitments to extend credit	-	-	-	-

Note 3 - Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses at June 30, 2011 and at December 31, 2010 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
June 30, 2011:
Available for Sale:
U.S. Government and agency obligations	$34,423	$95	$(189)	$34,329
Mortgage-backed securities - residential	28,733	506	(53)	29,186
SBA pools	3,583	20	-	3,603

	$66,739	$621	$(242)	$67,118
Held to Maturity:
Mortgage-backed securities-residential	$4,515	$143	$-	$4,658
State and Municipal securities	2,694	28	(6)	2,716

	7,209	171	(6)	7,374
December 31, 2010:
Available for Sale:
U.S. Government and agency obligations	$39,764	32	(460)	39,336
Mortgage-backed securities - residential	28,882	539	(60)	29,361
SBA pools	3,886	51	-	3,937

	$72,532	$622	$(520)	$72,634
Held to Maturity:
Mortgage-backed securities – residential	$4,918	$182	$-	$5,100
State and Municipal securities	2,265	-	(60)	2,205

	7,183	182	(60)	7,305

Mortgage-backed securities consist of securities that are issued by Fannie Mae (“FNMA”), Freddie Mac (“FHLMC”), Ginnie Mae (“GNMA”), and Federal Farm Credit Bank (“FFCB”) and are collateralized by residential mortgages.

The amortized cost and estimated fair value by contractual maturity of debt securities at June 30, 2011 are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Note 3 – Securities (continued)

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In Thousands)		(In Thousands)

Due in one year or less	$-	$-	$-	$-
Due after one year through five years	5,003	5,070	1,178	1,181
Due after five years through ten years	13,852	13,862	1,516	1,535
Due after ten years	15,568	15,397	-	-
Mortgage-backed securities – residential	28,733	29,186	4,515	4,658
SBA pools	3,583	3,603	-	-

	$66,739	$67,118	$7,209	$7,374

For the six months ended June 30, 2011 there was a $23,992 gross realized gain on sale of mortgage-backed securities available for sale resulting from proceeds of $1.4 million.  For the six months ended June 30, 2010 there was a $10,573 gross realized loss on sale of mortgage-backed securities held to maturity resulting from proceeds of $686,000, and a $2,120 gross realized gain on sale of FHLMC common stock available for sale resulting from proceeds of $11,000. In accordance with accounting guidance, the Company was able to sell securities classified as held to maturity after the Company had already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due either to prepayments or to scheduled principal and interest payments on the debt securities.

No securities were pledged to secure public deposits or for any other purpose required or permitted by law at June 30, 2011 or at December 31, 2010.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010:

Note 3 – Securities (continued)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
June 30, 2011:
Available for Sale
U.S. Government and agency obligations	$22,921	$189	$-	$-	$22,921	$189
Mortgaged-backed securities - residential	8,303	53	-	-	8,303	53
Held to Maturity
State and Municipal securities	987	6	-	-	987	6

	$32,211	$248	$-	$-	$32,211	$248

December 31, 2010:
Available for Sale
U.S. Government and agency obligations	$24,757	$460	$-	$-	$24,757	$460
Mortgaged-backed securities - residential	8,387	60	-	-	8,387	60
Held to Maturity
State and Municipal securities	1,875	60	-	-	1,875	60

	$35,019	$580	$-	$-	$35,019	$580

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issuer (and guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of a security by a rating agency, (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies, and (6) whether the Company intends to sell or more likely than not be required to sell the debt securities.  In the six month period ended June 30, 2011 and the year ended December 31,  2010, the Company did not record an other-than-temporary impairment charge.

At June 30, 2011, 21 U.S. Government and agency securities, 6 mortgage-backed securities, and 3 state and municipal securities have been in a continuous unrealized loss position for less than twelve months.  No U.S. Government agency securities, mortgage-backed securities, or state and municipal securities have been in a continuous unrealized loss position for twelve months or more.  The U.S. Government and agency securities and mortgage-backed securities were issued by U.S. government sponsored agencies and the state and municipal securities are general obligation (G.O.) bonds backed by the full faith and credit of local municipalities.  There has never been a default of a New York G.O. in the history of the state. Historical performance does not guarantee future performance, but it does indicate that the risk of loss on default of a G.O. municipal bond for the Company is relatively low. All are paying in accordance with their terms with no deferrals of interest or defaults.  Because the decline in fair value is attributable to changes in interest rates, not credit quality, and because management does not intend to sell and will not be required to sell these securities prior to recovery or maturity, no declines are deemed to be other-than-temporary.

Note 4 – Loans and The Allowance for Loan Losses

Net loans at June 30, 2011 and December 31, 2010 consist of the following:

	2011	2010
	(In Thousands)

Real estate loans:
Secured by one-to-four residential	$104,875	$102,295
Home equity lines of credit	8,947	8,900
Secured by multifamily residential	1,128	1,165
Construction	297	652
Commercial	1,933	1,395
Other	80	73

Total Loans	117,260	114,480

Net deferred loan origination costs	364	381
Allowance for loan losses	(399)	(384)

Net Loans	$117,225	$114,477

An analysis of activity in the allowance for loan losses for the six months ended June 30, 2011 and 2010 is as follows:

	2011	2010

Balance at January 1	$384	$368
Provision for loan losses	15	6
Loans charged-off	-	-
Recoveries	-	-

Balance at June 30	$399	$374

The loan portfolio is segmented into commercial and consumer loans. Commercial loans consist of commercial real estate. Consumer loans consist of the following classes: residential real estate, construction, home equity lines of credit, and other consumer.

The Bank’s primary lending activity is the origination of one-to-four residential real estate mortgage loans.  At June 30, 2011, $104.9 million, or 89.4%, of the total loan portfolio consisted of one-to-four residential real estate mortgage loans compared to $102.3 million, or 89.4%, of the total loan portfolio at December 31, 2010.  The Bank offers fixed-rate and adjustable-rate residential real estate mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $750,000.

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

The Bank offers home equity lines of credit, which are primarily secured by a second mortgage on one-to-four-family residences. At June 30, 2011, home equity lines of credit totaled $8.9 million, or 7.6% of total loans receivable compared to $8.9 million, or 7.7% of total loans receivable at December 31, 2010.

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

Multi-family residential loans generally are secured by rental properties.  Multi-family real estate loans are offered with fixed and adjustable interest rates.  Loans secured by multi-family real estate totaled $1.1 million, or 1.0% of the total loan portfolio, at June 30, 2011 compared to $1.2 million, or 1.0% of the total loan portfolio, at December 31, 2010.  Multi-family real estate loans are originated for terms of up to 20 years.  Adjustable-rate multi-family real estate loans are tied to the average yield on U.S. Treasury securities, subject to periodic and lifetime limitations on interest rate changes.

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

Note 4 – Loans and The Allowance for Loan Losses (continued)

securing the loans.  If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

The Bank originates construction loans for the purchase of developed lots and for the construction of single-family residences.  At June 30, 2011, construction loans totaled $297,000, or 0.3% of total loans receivable compared to $652,000, or 0.6% at December 31, 2010.  At June 30, 2011, the additional unadvanced portion of these construction loans totaled $415,000 compared to $357,000 of additional unadvanced portion of construction loans at December 31, 2010. Construction loans are offered to individuals for the construction of their personal residences by a qualified builder.

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

Commercial real estate loans are secured by office buildings, mixed use properties, places of worship, and other commercial properties.  At June 30, 2011, $1.9 million, or 1.6%, of our total loan portfolio consisted of commercial real estate loans compared to $1.4 million, or 1.2%, of our total loan portfolio at December 31, 2010.

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

The Company offers a variety of other loans secured by property other than real estate.  At June 30, 2011, these other loans totaled $80,000, or 0.1% of the total loan portfolio compared to other loans totaling $73,000, or 0.1% of the total loan portfolio at December 31, 2010. These loans include automobile, passbook, overdraft protection and unsecured loans. Due to the relative immateriality of other loans, the Company’s risk associated with these loans is not considered significant.

Note 4 – Loans and The Allowance for Loan Losses (continued)

The following table sets forth the allowance for loan losses allocated by loan class and the activity in our allowance for loan losses for the six months ended June 30, 2011. The allowance for loan losses allocated to each class is not necessarily indicative of future losses in any particular class and does not restrict the use of the allowance to absorb losses in other classes.

	Secured by 1-4 family residential	Secured by multifamily residential	Construction	Commercial	Home Equity	Other/ Unallocated	Total
Allowance for Loan Losses:
Beginning Balance December 31, 2010	$242	$9	$3	$14	$55	$61	$384
Charge Offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
Provisions	35	(1)	(2)	6	(10)	(13)	15
Ending Balance June 30, 2011 (1)	$277	$8	$1	$20	$45	$48	$399

(1) All Loans are collectively evaluated for impairment.

The Bank’s policies, consistent with regulatory guidelines, provide for the classification of loans that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.  Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.  All other assets are categorized as pass.

When the Bank classifies assets as either pass, special mention, substandard, or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent.  The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date.  Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, which prior to July 21, 2011 was the Office of Thrift Supervision and was succeeded by the Office of the Comptroller of the Currency (OCC), which can require that we establish additional loss allowances.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

At and for the six and twelve months ended June 30, 2011 and December 31, 2010, respectively, there were no loans considered to be impaired. At June 30, 2011 and December 31, 2010 we had no troubled debt restructurings.

Note 4 – Loans and The Allowance for Loan Losses (continued)

The following table presents the risk category of loans by class at June 30, 2011:

	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four residential	$104,496	-	$379	-	$104,875
Home equity lines of credit	8,947	-	-	-	8,947
Multi-family residential	1,128	-	-	-	1,128
Construction	297	-	-	-	297
Commercial	1,933	-	-	-	1,933
Other loans	80	-	-	-	80
Total	$116,881	-	$379	-	$117,260

The following table presents the risk category of loans by class at December 31, 2010:

	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four residential	$102,238	-	$57	-	$102,295
Home equity lines of credit	8,784	-	116	-	8,900
Multi-family residential	1,165	-	-	-	1,165
Construction	652	-	-	-	652
Commercial	1,395	-	-	-	1,395
Other loans	73	-	-	-	73
Total	$114,307	-	$173	-	$114,480

The Bank had $325,000 in nonaccrual loans, comprised of one one-to-four residential property, and no foreclosed assets at June 30, 2011, and no nonaccrual loans or foreclosed assets at December 31, 2010.  There were no loans that were past due 90 days or more and still accruing interest at June 30, 2011 and December 31, 2010.  Interest on non-accrual loans that would have been earned if loans were accruing interest was $12,500 for the six months ended June 30, 2011 and $1,500 for the six months ended June 30, 2010.

Delinquent Loans. The following table sets forth an analysis of the age of the loan delinquencies by type and by amount past due as of June 30, 2011 and December 31, 2010.

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
At June 30, 2011
Real estate loans:
One-to-four residential	$54	$-	$325	$379	$104,496	$104,875
Home equity lines of credit	-	-	-	-	8,947	8,947
Multi-family residential	-	-	-	-	1,128	1,128
Construction	-	-	-	-	297	297
Commercial	-	-	-	-	1,933	1,933
Other loans	-	-	-	-	80	80
Total	$54	$-	$325	$379	$116,881	$117,260

At December 31, 2010
Real estate loans:
One-to-four residential	$57	$-	$-	$57	$102,238	$102,295
Home equity lines of credit	116	-	-	116	8,784	8,900
Multi-family residential	-	-	-	-	1,165	1,165
Construction	-	-	-	-	652	652
Commercial	-	-	-	-	1,395	1,395
Other loans	-	-	-	-	73	73
Total	$173	$-	$-	$173	$114,307	$114,480

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

No impairment charges were recorded related to the FHLB stock for the six month periods ended June 30, 2011 and 2010.

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

The components of other comprehensive income and related tax effects for the three and six months ended June 30, 2011 and 2010 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)

Unrealized holding gain on available for sale securities	$648	$127	$301	$531
Reclassification adjustment for realized gain included in net income	(24)	-	(24)	(2)
Net Unrealized Gain	624	127	277	529

Tax effect	212	42	94	179

Net of tax amount	$412	$85	$183	$350

Note 7 - Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income by the weighted-average number of common shares outstanding during the period. The Company has not granted any restricted stock awards or stock options during the three and six months ended June 30, 2011 and 2010 and had no potentially dilutive common stock equivalents.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released. The weighted average common shares outstanding were 1,730,772 for the three months ended June 30, 2011, 1,730,337 for the six months ended June 30, 2011, 1,727,273 for the three months ended June 30, 2010 and 1,726,838 for the six months ended June 30, 2010.

Note 8 - Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-05 “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income.” ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is assessing the impact of ASU 2011-05 on our comprehensive income presentation.

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in GAAP and IFRSs (International Financial Reporting Standards). ASU 2011-04 is effective prospectively during interim and annual periods beginning on or after December 15, 2011. Early adoption by public entities is not permitted. The Company is currently assessing the impact of ASU 2011-04 on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-03 “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreement.” ASU 2011-03 removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company believes that the adoption of the standard will not have a significant impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring, as clarified, is effective on a prospective basis. The Company believes that the adoption of the standard will not have a significant impact on the Company’s consolidated financial statements.

In January 2011, the FASB issued ASU No. 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The provisions of ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses effective for the Company’s reporting period ended March 31, 2011. The amendments in ASU No. 2011-01 deferred the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completed their project clarifying the guidance for determining what constitutes a troubled debt restructuring. As the provisions of ASU No. 2011-01 only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption had no impact on the Company’s consolidated statements of income and balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout the Management’s Discussion and Analysis (“MD&A”), the term “the Company” refers to the consolidated entity of FSB Community Bankshares, Inc., Fairport Savings Bank, and Oakleaf Services Corporation, a wholly owned subsidiary of Fairport Savings Bank.  At June 30, 2011, FSB Community Bankshares, MHC the Company’s mutual holding company parent, held 946,050 shares, or 53.0%, of the Company’s common stock, engaged in no significant activities, and was not included in the consolidated financial statements or MD&A.

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

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses.  We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews, and other relevant factors.  This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on changes in economic and real estate market conditions. Various banking regulators, as an integral part of their examination process, also review the allowance for loan losses. Such regulators may require, based on their judgments about information available to them at the time of their examination, that certain loan balances be charged off or require that adjustments be made to the allowance for loan losses when their credit evaluations differ from those of management. Additionally, the allowance for loan losses is determined, in part, by the composition and size of the loan portfolio which represents the largest asset type on the consolidated balance sheet.

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

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Total Assets.  Total assets decreased by $1.1 million, or 0.5%, to $211.3 million at June 30, 2011 from $212.4 million at December 31, 2010.  The modest decrease in total assets primarily reflects decreases in securities available for sale and prepaid FDIC premium, partially offset by increases in net loans receivable, cash and cash equivalents, and loans held for sale.

Total securities decreased by $5.5 million, or 6.9%, to $74.3 million at June 30, 2011 from $79.8 million at December 31, 2010. The decrease in securities was a result of a $5.5 million, or 7.6%, decrease in securities classified as available for sale to $67.1 million at June 30, 2011 from $72.6 million at December 31, 2010 and a $26,000, or 0.4%, increase in securities classified as held to maturity to $7.2 million at June 30, 2011 from $7.2 million at December 31, 2010.  The $5.5 million decrease in securities classified as available for sale was attributable to maturities and calls of $18.6 million of U.S. government agency securities, $1.4 million in sales of securities, and $4.4 million in principal repayments received and amortization, partially offset by the purchase of $13.5 million of U.S. government agency securities and $5.1 million of mortgage-backed securities, and a $277,000 increase in the fair value of securities classified as available for sale.

Securities classified as held to maturity increased $26,000 as a result of purchases of $434,000 of State and Municipal bonds, partially offset by $408,000 in principal repayments and amortization.  All securities purchased in 2011, with the exception of State and Municipal bonds classified as held to maturity, have been classified as available for sale to provide a portfolio of marketable securities for liquidity as an alternative to borrowings. The Company has reviewed its investment securities portfolio for the six months ended June 30, 2011, and has determined that no other-than-temporary impairment exists in the portfolio at June 30, 2011.

Net loans receivable increased $2.7 million, or 2.4%, to $117.2 million at June 30, 2011 from $114.5 million at December 31, 2010. The Company had $13.8 million of fixed-rate loan refinances and home purchase originations, sold $474,000 in mortgage loans in the secondary market, committed $879,000 in mortgage loans for sale, and brokered $4.3 million of Federal Housing Administration (FHA) mortgage loans in the first six months of 2011.  The $5.7 million of combined sold residential mortgages and brokered FHA mortgage loans in the secondary market generated a net gain of $125,000 which was recorded in other income. Management believed that selling FHA loans was a prudent interest rate risk decision.  Total loans sold and serviced as of June 30, 2011 totaled $18.4 million compared to $19.1 million as of December 31, 2010. In the current interest rate environment we intend to continue to sell a portion of our fixed-rate residential mortgage loans on a servicing-retained basis resulting in additional loan servicing income, as well as selling the majority of FHA mortgage loans originated on a servicing-released basis.

Cash and cash equivalents, primarily interest-earning deposits at the Federal Reserve Bank of New York and Federal Home Loan Bank of New York, increased by $1.1 million, or 14.2%, to $8.9 million at June 30, 2011 from $7.8 million at December 31, 2010.  The Bank continues to maintain a strong liquidity position, retaining excess cash and cash equivalent balances that will allow the Bank to capitalize on investment and lending opportunities that may arise in future periods.

Loans held for sale increased $537,000, or 157.0%, to $879,000 at June 30, 2011 from $342,000 at December 31, 2010. The $879,000 in loans held for sale at June 30, 2011 is comprised of FHA mortgage loans originated and closed by the Bank in the second quarter of 2011 that have been committed for sale in the secondary market and will be delivered and funded in the third quarter of 2011.

The credit quality of the Bank’s loan portfolio remains solid.  The Bank continues not to be involved in, and has no exposure to, sub-prime or Alt-A lending activities.  The Bank ended the second quarter of 2011 with net loans receivable of $117.2 million, with one residential property for $325,000 in non-performing loans and no foreclosed real estate compared to $114.5 million, with no non-performing loans or foreclosed real estate assets at December 31, 2010.  At June 30, 2011 and December 31, 2010, the Bank had no loans that are considered to be troubled debt restructurings.  Management continues to actively monitor the performance of the loan portfolio during these difficult economic times. Credit quality continues to be the highest priority when underwriting loans. Subjective judgments about a borrower’s ability to repay and the value of any underlying collateral are made prior to approving a loan. We believe our stringent underwriting standards have directly resulted in our significantly low level of non-accruing loans.

Prepaid FDIC premium decreased by $135,000, or 23.3%, to $444,000 at June 30, 2011from $579,000 at December 31, 2010.  The Federal Deposit Insurance Corporation adopted a final rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  Under the rule, this pre-payment of approximately $793,000 to the Bank was due on December 31, 2009.  We will continue to amortize this premium paid on December 31, 2009 on a quarterly basis through December 31, 2012.

Deposits and Borrowings. Total deposits decreased by $182,000, or 0.1%, to $162.2 million at June 30, 2011 from $162.4 million at December 31, 2010.  The decrease consists of $420,000 in non-interest bearing checking accounts, NOW accounts, money market accounts, and savings accounts, and core deposit growth of $238,000 including IRAs and Certificates of Deposit.  With excess liquidity through the second quarter of 2011 and slower mortgage loan growth than anticipated, the Bank has not aggressively promoted deposit growth through promotional advertising.

Borrowings, consisting of Federal Home Loan Bank (“FHLB”) advances, decreased by $1.5 million, or 5.7%, to $25.2 million at June 30, 2011 from $26.7 million at December 31, 2010. The decrease of $1.5 million in the first six months of 2011 included $5.6 million in maturities of FHLB fixed rate borrowings, $4.0 million in new FHLB fixed rate borrowings, and $100,000 in amortization of deferred premium expense.

In July 2010, the Company restructured a portion of its FHLB advances by repaying $13.2 million of existing borrowings and replacing these borrowings with $13.2 million of new, lower cost FHLB advances. This transaction resulted in $638,000 in prepayment penalties that have been deferred and are recognized in interest expense as an adjustment to the cost of the Company’s new borrowings in future periods. At June 30, 2011 there was $444,000 remaining in deferred premium expense on total FHLB borrowings.

           Stockholders’ Equity. Total stockholders’ equity increased by $169,000, or 0.8%, to $20.7 million at June 30, 2011 from $20.5 million at December 31, 2010.  There was an increase of $183,000 in accumulated other comprehensive income, and a $16,000 increase in committed ESOP shares, partially offset by  a net loss of $30,000.  At June 30, 2011 the Bank was considered well capitalized the highest standard of capital rating as defined by the Bank’s regulators.

Non-Performing Assets.  At June 30, 2011 the Company had $325,000 in loans classified as non-performing compared to no loans classified as non-performing at December 31, 2010.  For both periods ended June 30, 2011 and December 31, 2010 the Company had no foreclosed assets. At June 30, 2011, management has evaluated the Bank’s loan loss reserve and believes it is adequate based on the quality of the current loan portfolio.  The increase in one-to-four-family real estate mortgage loans classified as substandard was the cause for the shift of a portion of the allowance from unallocated to allocated to one-to-four-family residential real estate mortgage loans in the allowance for loan losses.  At June 30, 2011, there were no other assets that are not disclosed as classified or special mention, where known information about possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in impairment or disclosure of such loans in the future.

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

	For the Three months Ended June 30,
	2011			2010
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
			(Dollars in thousands)
Interest-earning assets:
Loans	$116,447	$1,520	5.22%	$115,822	$1,602	5.53%
Securities - taxable	41,305	243	2.35	56,240	392	2.79
Mortgage-backed securities	36,398	215	2.36	25,217	199	3.16
Securities - tax exempt (1)	2,472	18	2.91	-	-	-
Other	6,276	2	0.13	12,464	3	0.10
Total interest-earning assets	202,898	1,998	3.94%	209,743	2,196	4.19
Non-interest-earning assets	8,257			8,982
Total assets	$211,155			$218,725

Interest-bearing liabilities:
NOW accounts	$11,711	10	0.34%	$10,892	19	0.70%
Passbook savings	24,405	19	0.31	26,518	52	0.78
Money market savings	27,018	33	0.49	25,493	66	1.04
Individual retirement accounts	18,646	105	2.25	18,459	131	2.84
Certificates of deposit	75,826	294	1.55	78,082	385	1.97
Borrowings	26,238	224	3.41	30,874	326	4.22
Total interest-bearing liabilities	183,844	685	1.49%	190,318	979	2.06%
Non-interest-bearing liabilities:
Demand deposits	4,049			4,272
Other	2,788			3,450
Total liabilities	190,681			198,040
Stockholders’ equity	20,474			20,685
Total liabilities and stockholders’ equity	$211,155			$218,725

Net interest income		$1,313			$1,217
Interest rate spread (2)			2.45%			2.13%
Net interest-earning assets (3)	$19,054			$19,425
Net interest margin (4)		2.59%			2.32%
Average interest-earning assets to average interest-bearing liabilities	110%			110%

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.

(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by total interest-earning assets.

	For the Six Months Ended June 30,
	2011			2010
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
			(Dollars in thousands)
Interest-earning assets:
Loans	$116,238	$3,044	5.24%	$115,123	$3,195	5.55%
Securities - taxable	44,260	507	2.29	57,722	839	2.91
Mortgage-backed securities	34,071	455	2.67	25,458	416	3.27
Securities - tax exempt (1)	2,368	37	3.13	-	-	-
Other	6,043	4	0.13	9,352	5	0.11
Total interest-earning assets	202,980	4,047	3.99%	207,655	4,455	4.29%
Non-interest-earning assets	8,522			9,255
Total assets	$211,502			$216,910

Interest-bearing liabilities:

NOW accounts	$11,622	22	0.38%	$9,958	34	0.68%
Passbook savings	24,674	47	0.38	26,702	124	0.93
Money market savings	27,300	82	0.60	24,463	132	1.08
Individual retirement accounts	18,477	214	2.32	18,267	272	2.98
Certificates of deposit	76,276	601	1.58	77,785	826	2.12
Borrowings	26,270	453	3.45	31,961	680	4.26
Total interest-bearing liabilities	184,619	1,419	1.54%	189,136	2,068	2.19%
Non-interest-bearing liabilities:
Demand deposits	3,921			4,107
Other	2,519			3,026
Total liabilities	191,059			196,269
Stockholders’ equity	20,443			20,651
Total liabilities and stockholders’ equity	$211,502			$216,920

Net interest income		$2,628			$2,387
Interest rate spread (2)			2.45%			2.10%
Net interest-earning assets (3)	$18,361			$18,519
Net interest margin (4)		2.59%			2.30%
Average interest-earning assets to average interest-bearing liabilities	110%			110%

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.

(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and June 30, 2010

           General. The Company had a net income of $16,000 for the quarter ended June 30, 2011 compared to net income of $35,000 for the quarter ended June 30, 2010.  Net income per basic and diluted share was $0.01 for the quarter ended June 30, 2011 compared to net income per basic and diluted share of $0.02 for the quarter ended June 30, 2010.  The Company’s net interest margin for the quarter ended June 30, 2011 increased 27 basis points to 2.59% from 2.32% for the quarter ended June 30, 2010, due to a decrease in the cost of our interest-bearing liabilities of 57 basis points from 2.06% to 1.49%, which was partially offset by a decrease in the yield on our interest-earning assets of 25 basis points from 4.19% to 3.94%.

The $19,000 decrease in net income for the second quarter of 2011 compared to the second quarter of 2010 resulted from a $124,000 increase in other expense and a $4,000 increase in provision for loan losses, partially offset by a $90,000 increase in net interest income, an $18,000 decrease in income tax expense, and a $1,000 increase in other income. The $124,000 increase in other expense was mainly due to the increased investment in our loan origination division with additional salaries and employee benefits expense, occupancy, equipment, and miscellaneous other operating expenses.  The $4,000 increase in provision for loan losses was the result of additional funding of the loan loss reserve based on management’s evaluation of the growth in the mortgage loan portfolio.  The $90,000 increase in net interest income is reflective of the Company’s ability to reduce its deposit and borrowing costs in a low interest rate environment, partly offset by a decrease in interest income in interest earning assets.  The $18,000 decrease in income tax expense resulted from a tax benefit (reduction in expense) due to the increase in cash surrender value of our bank-owned life insurance and municipal bond interest income which are tax exempt for income tax purposes.

Interest and Dividend Income.  Interest and dividend income decreased by $204,000 or 9.3%, to $2.0 million for the three months ended June 30, 2011 from $2.2 million for the three months ended June 30, 2010.  The $204,000 decrease in interest and dividend income resulted from an $82,000, or 5.1%, decrease in interest income from loans, a $149,000, or 38.0%, decrease in interest income from taxable securities, and a $1,000, or 33.3%, decrease in interest income from other sources, mainly interest-earning deposits at the Federal Reserve Bank of New York and Federal Home Loan Bank of New York, partially offset by a $12,000, or 100.0%, increase in interest income from tax exempt securities, and a $16,000, or 8.0%, increase in interest income from mortgage-backed securities. Average interest-earning assets decreased by $6.8 million, or 3.3%, to $202.9 million for the three months ended June 30, 2011 from $209.7 million for the three months ended June 30, 2010.  The yield on interest-earning assets decreased by 25 basis points to 3.94% for the three months ended June 30, 2011 compared to 4.19% for the three months ended June 30, 2010. The overall decrease in interest and dividend income resulted from a decrease in yield on all interest earning asset categories, despite a volume increase in higher yielding interest earning assets, primarily loans, at June 30, 2011.

Interest Expense.  Interest expense decreased $294,000, or 30.0%, to $685,000 for the three months ended June 30, 2011 from $979,000 for the three months ended June 30, 2010. The decrease in interest expense resulted primarily from significantly lower average rates paid on deposits and borrowings and lower average balances on deposits and borrowings in this historically low interest rate environment.  The average balance of interest-bearing liabilities decreased $6.5 million, or 3.4%, to $183.8 million for the three months ended June 30, 2011 compared to $190.3 million for the three months ended June 30, 2010.  The average cost of interest-bearing liabilities decreased by 57 basis points to 1.49% for the three months ended June 30, 2011 from 2.06% for the three months ended June 30, 2010.  The average cost of deposit accounts decreased by 47 basis points to 1.17% for the three months ended June 30, 2011 compared to 1.64% for the three months ended June 30, 2010. The average cost of borrowings decreased by 81 basis points to 3.41% for the three months ended June 30, 2011 compared to 4.22% for the three months ended June 30, 2010. The average balance of borrowings decreased $4.6 million, or 15.0%, to $26.2 million for the three months ended June 30, 2011 compared to $30.9 million for the three months ended June 30, 2010.  The decrease in interest expense reflects the Bank’s management of lower deposit and borrowing costs in a historically low interest rate environment.  The Bank has continued to respond to the lower interest rate environment allowing for downward deposit re-pricing of all deposits accounts and borrowings decreasing our overall cost of funds.

At June 30, 2011, we had $16.5 million of certificates of deposit, including IRAs that will mature during the third quarter of 2011, with a weighted average cost of 1.46%. Based on current market rates, if these funds remain with the Bank with similar maturities, the rates paid on these deposits will decrease.

Net Interest Income. Net interest income increased $90,000, or 7.4%, to $1.3 million for the three months ended June 30, 2011 from $1.2 million for the three months ended June 30, 2010.  The increase in net interest income was due primarily to a lower average cost of deposits and borrowings, partially offset by a decrease in interest earning assets and decrease in yield on interest earning assets. The Company’s net interest margin increased 27 basis points to 2.59% for the three months ended June 30, 2011 from 2.32% for the three months ended June 30, 2010.

Provision for Loan Losses.  Based on management’s evaluation of the factors that determine the level of the allowance for loan losses we recorded $7,000 in provision for loan losses for the three month period ended June 30, 2011 and $3,000 for the three month period ended June 30, 2010.  The allowance for loan losses as of June 30, 2011 was $399,000, or 0.34% of total loans, compared to $374,000, or 0.31%, of total loans as of June 30, 2010. We ended the quarter with $325,000 in one non-accrual loan at June 30, 2011 compared to $23,000 in non-accrual loans at June 30, 2010.  We recorded no charge offs in the second quarter of 2011 and 2010.  We had no foreclosed real estate at June 30, 2011 or at June 30, 2010.

Other Income.  Total other income increased $1,000, or 0.4%, to $263,000 for the three months ended June 30, 2011 compared to $262,000 for the three months ended June 30, 2010. In the three months ended June 30, 2011 compared to the three months ended June 30, 2010, there was a $24,000 increase in realized gain on sale of securities, a $10,000 increase in realized gain on sale of loans, a $5,000 increase in realized gain (loss) on sale of real estate owned, and a $4,000 increase in miscellaneous other income,  partially offset by a $16,000 decrease in deposit service fees, a $14,000 decrease in commissions from Oakleaf Services insurance/annuity and security sales, an $11,000 decrease in mortgage fee income, and $1,000 decrease in BOLI income. There was a $24,000 realized gain on sales of securities in the three months ended June 30, 2011 and no sales of securities in the three months ended June 30, 2010. There were no sales of real estate owned for the three months ended June 30, 2011 compared to a $5,000 loss on sale of real estate owned for the three months ended June 30, 2010.

Other Expense.  Total other expense increased $124,000, or 8.7%, to $1.6 million for the three months ended June 30, 2011 compared to $1.4 million for the three months ended June 30, 2010, primarily the result of additional expenses related to our three mortgage origination offices.  The $124,000 increase included a $101,000 increase in salaries and employee benefits, a $34,000 increase in occupancy expense, a $15,000 increase in FDIC insurance premium expense, an $11,000 increase in equipment expense, a $7,000 increase in directors fees,  a $6,000 increase in miscellaneous other expenses, a $3,000 increase in electronic banking , and a $1,000 increase in advertising expense,  partially offset by a $50,000 decrease in mortgage fees and taxes, and a $4,000 decrease in data processing costs.

Income Tax Expense.  We had pre-tax income of $5,000 for the three months ended June 30, 2011 compared to pre-tax income of $42,000 for the three months ended June 30, 2010, and had a $11,000 tax benefit for the three months ended June 30, 2011, compared to a $7,000 tax expense for the three months ended June 30, 2010, an increase in tax benefit of $18,000.  The effective tax benefit rate was (220.00)% for the three months ended June 30, 2011 compared to a tax expense rate of 16.6% for the three months ended June 30, 2010.  The high effective tax benefit rate in the quarter ended June 30, 2011 was mainly the result of the benefit (reduction in tax expense) due to the increase in the cash surrender value of our bank owned life insurance and municipal bond interest income, which are tax exempt.  The lower effective tax rate in the quarter ended June 30, 2010 was a result of bank owned life insurance income and the utilization of New York State mortgage recording tax credits in the periods that had been previously subject to a valuation allowance.  The New York State franchise tax recorded on taxable assets for the quarters ended June 30, 2011 and 2010 exceeded the mortgage tax generated in each of these periods.

Comparison of Operating Results for the Six Months Ended June 30, 2011 and June 30, 2010

General.  We had a net loss of $30,000 for the six months ended June 30, 2011 compared to net income of $68,000 for the six months ended June 30, 2010.  The $98,000 decrease in net income for the first six months of 2011 compared to the first six months of 2010 was attributable to an increase in other expense of $418,000 and an increase in provision for loan losses of $9,000, partially offset by an increase in net interest income of $228,000, an increase in other income of $50,000, and an increase in income tax benefit of $51,000. The net interest margin increased by 29 basis points to 2.59% for the six months ended June 30, 2011 from 2.30% for the six months ended June 30, 2010.  The increase in the net interest margin reflects a decrease in the cost of our interest-bearing liabilities partially offset by the decrease in the yield on interest-earning assets for the six months ended June 30, 2011 compared to June 30, 2010, together with a volume increase in higher yielding assets, mainly mortgage loans, replacing lower yielding assets, mainly securities and interest earning deposits. The $228,000 increase in net interest income was primarily due to the Company’s ability to reduce interest-bearing liabilities costs at a quicker pace than interest-earning assets in a low interest rate environment. The $418,000 increase in other expense was primarily due to additional expenses related to further expansion of our three mortgage origination offices that opened in January 2010 including additional salaries and employee benefits, occupancy, equipment, and other miscellaneous expenses.  The $50,000 increase in other income was mainly due to increases in realized gain on sale of loans, realized gain on sale of securities, mortgage fee income, and other miscellaneous income. The $51,000 decrease in income tax expense resulted from a tax benefit (reduction in expense) due to the increase in cash surrender value of our bank-owned life insurance and municipal bond interest income which are tax exempt for Federal income tax purposes.

           Interest and Dividend Income.  Interest and dividend income decreased by $421,000, or 9.5%, to $4.0 million for the six months ended June 30, 2011 from $4.5 million for the six months ended June 30, 2010.  The decrease in interest and dividend income resulted primarily from a $332,000, or 39.6%, decrease in interest income from taxable securities, a $151,000, or 4.7%, decrease in interest income from loans, and a $1,000, or 20.0%, decrease in interest income from other sources, mainly interest-earning deposits at the Federal Reserve Bank and Federal Home Loan Bank,  partially offset by a $39,000, or 9.4% increase in interest income from mortgage-backed securities, and a $24,000, or 100.0%, increase in interest income from tax exempt securities.  Average interest-earning assets decreased by $4.7 million, or 2.3%, to $203.0 million for the six months ended June 30, 2011 from $207.7 million for the six months ended June 30, 2010.  The yield on interest earning assets decreased by 30 basis points to 3.99% for the six months ended June 30, 2011 compared to 4.29% for the six months ended June 30, 2010, reflecting decreases in interest yields in loans, taxable securities and mortgage-backed securities, partially offset by increases in interest yields on tax exempt securities and other interest earning deposits.

Interest Expense.  Interest expense decreased $649,000, or 31.4%, to $1.4 million for the six months ended June 30, 2011 from $2.1 million for the six months ended June 30, 2010.  The decrease in interest expense on interest-bearing liabilities resulted from lower average rates paid on deposit and borrowings and a decrease in the aggregate average balance. Average balances in interest bearing liabilities decreased $4.5 million, or 2.4%, to $184.6 million for the six months ended June 30, 2011 compared to $189.1 million for the six months ended June 30, 2010.  The average cost of interest-bearing liabilities decreased by 65 basis points to 1.54% for the six months ended June 30, 2011 from 2.19% for the six months ended June 30, 2010.  The average cost of deposit accounts decreased by 55 basis points to 1.22% for the six months ended June 30, 2011 compared to 1.77% for the six months ended June 30, 2010. The average cost of borrowings decreased by 81 basis points to 3.45% for the six months ended June 30, 2011 compared to 4.26% for the six months ended June 30, 2010.  The decrease in interest expense reflects a significantly lower cost of funds in total deposits and borrowings in a lower interest rate environment.

Net Interest Income. Net interest income increased $228,000, or 9.6%, to $2.6 million for the six months ended June 30, 2011 from $2.4 million for the six months ended June 30, 2010.  The increase in net interest income was  primarily due to a decrease in the average cost of our interest-bearing liabilities of 65 basis points, while the average yield on our interest-earning assets decreased by 30 basis points.  Our net interest margin increased by 29 basis points to 2.59% for the six months ended June 30, 2011 from 2.30% for the six months ended June 30, 2010.  The increase in net interest margin was also attributable to the repositioning of the assets from shorter-term investments to long-term mortgages for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Provision for Loan Losses.  Based on management’s evaluation of the factors that determine the level of the allowance for loan losses, we recorded a $15,000 provision for loan losses for the six month period ended June 30, 2011 compared to the $6,000 provision for loan losses for the six month period ended June 30, 2010.  We continue to maintain exceptional credit quality within our loan portfolio with no charge-offs recorded within either reporting period.  The allowance for loan losses at June 30, 2011 was $399,000 or 0.34% of total loans, compared to $374,000 or 0.31% of total loans at June 30, 2010. We ended the quarter with $325,000 in one non-accrual loan at June 30, 2011 compared to $23,000 in non-accrual loans at June 30, 2010. We had no foreclosed real estate at June 30, 2011 or 2010.

Other Income.  Other income increased $50,000, or 11.9%, to $471,000 for the six months ended June 30, 2011 compared to $421,000 for the six months ended June 30, 2010.  The $50,000 increase was due to a $42,000 increase in gain on sale of mortgage loans in the secondary market,  a $32,000 increase in realized gain on sale of securities, a $14,000 increase in mortgage fee income, a $7,000 increase in other miscellaneous income, and a $5,000 realized increase on sale of foreclosed real estate,  partially offset by a $29,000 decrease in deposit service fees, a $17,000 decrease in commissions from Oakleaf Services insurance/annuity and security sales, and $4,000 less in bank owned life insurance income.

Other Expenses.  Other expenses increased $418,000, or 15.3%, to $3.2 million for the six months ended June 30, 2011 compared to $2.7 million for the six months ended June 30, 2010.  The increase was primarily the result of expenses related to our three mortgage origination offices which opened in January 2010.  The $418,000 increase resulted from a $269,000 increase in salaries and employee benefits, a $57,000 increase in occupancy expense, a $33,000 increase in equipment expense, a $28,000 increase in FDIC insurance premium expense, a $26,000 increase in other expenses, a $12,000 increase in directors fees, a $9,000 increase in electronic banking, a $6,000 increase in data processing costs, and a $3,000 increase in advertising, partially offset by a $25,000 decrease in mortgage fees and taxes.

Income Taxes.  The Company had a  pre-tax loss of $84,000 for the six months ended June 30, 2011 compared to pre-tax income of $65,000 for the six months ended June 30, 2010, and had a $54,000 tax benefit for the six months ended June 30, 2011, compared to a $3,000 tax benefit for the six months ended June 30, 2010, a change of $51,000.  The effective tax rate was (64.3)% for the six months ended June 30, 2011 compared to (4.6)% for the six months ended June 30, 2010.  The effective tax benefit for the six months ended June 30, 2011 was primarily due to the cash surrender value of the bank owned life insurance and municipal bond interest income, which are tax exempt.  The effective tax benefit for the six months ended June 30, 2010 was the result of bank owned life insurance income and the utilization of New York State mortgage recording tax credits in the current period.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature.  Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, maturities and principal repayments of securities, and loan sales.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our asset/liability management committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We seek to maintain a liquidity ratio of 20.0% or greater.  At June 30, 2011 our liquidity ratio was 59.4%. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2011.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2011, cash and cash equivalents totaled $8.9 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2011, we had $5.7 million in loan commitments outstanding.  In addition to commitments to originate loans, we had $8.8 million in unused lines of credit to borrowers. Certificates of deposit, including IRAs comprised solely of certificates of deposits, due within one year of June 30, 2011 totaled $59.1 million, or 62.0% of our certificates of deposit and 36.4% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds including loan sales, other deposit products, including certificates of deposit, and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2012. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is, and will continue to be, originating loans. During the three months ended June 30, 2011, we originated $7.0 million of loans.

Financing activities consist primarily of activity in deposit accounts and FHLB borrowings.  We experienced a net decrease in total deposits of $968,000 for the quarter ended June 30, 2011.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of New York, which provides an additional source of funds.  FHLB borrowings decreased by $1.5 million to $25.2 million for the six months ended June 30, 2011 compared to a net decrease of $3.9 million to $30.7 million for the six months ended June 30, 2010.  Historically, FHLB borrowings have primarily been used to fund loan demand and expand the investment portfolio.  At June 30, 2011, we had the ability to borrow approximately $82.7 million from the Federal Home Loan Bank, of which $25.7 million had been advanced, gross of premium.

The Bank also has a repurchase agreement with a third party broker providing an additional $10.0 million in liquidity.  Funds obtained under the repurchase agreement are secured by the Bank’s U.S. Government and agency obligations.  There were no advances outstanding under the repurchase agreement at June 30, 2011 or at December 31, 2010.

Fairport Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2011, Fairport Savings Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company is a party to credit-related financial instruments with off-balance sheet risk to meet the financing needs of our customers.  These financial instruments include commitments to extend credit.  We follow the same credit policies in making commitments as we do for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by us, is based on our credit evaluation of the customer.

At June 30, 2011 and 2010, we had $5.7 million and $3.2 million, respectively, of commitments to grant loans, and $8.8 million and $9.0 million, respectively, of unfunded commitments under lines of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable since the Company is a smaller reporting company.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2011.

There were no significant changes made in the Company’s internal control over financial reporting or in other factors that could significantly affect the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010, as filed with the Securities and Exchange Commission.  Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.  Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

 The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.

                On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+.   On August 8, 2011, Standard & Poor's downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank.  These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject, including those described under Risk Factors  in the Company’s 2010 Annual Report on Form 10-K.

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

FSB COMMUNITY BANKSHARES, INC.

Date: August 12, 2011	/s/ Dana C. Gavenda
Dana C. Gavenda
President and Chief Executive Officer

Date: August 12, 2011	/s/ Kevin D. Maroney
Kevin D. Maroney
Executive Vice President and Chief Financial Officer