Form 10-Q
period 2011-09-30
FSB Community Bankshares Inc
filed 2011-11-14
CIK 1389797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011
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

As of November 14, 2011 there were 1,785,000 shares of the Registrant’s common stock, par value $0.10 per share, outstanding, 946,050 of which were held by FSB Community Bankshares, MHC, the Registrant’s mutual holding company.

FSB Community Bankshares, Inc.
FORM 10-Q

Part I. Financial Information

Item 1. Consolidated Financial Statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Balance Sheets
September 30, 2011 and December 31, 2010 (unaudited)
(Dollars in thousands, except share data)

	September 30, 2011	December 31, 2010
Assets
Cash and due from banks	$733	$561
Interest-earning demand deposits	11,092	7,273
Cash and Cash Equivalents	11,825	7,834

Securities available for sale	60,340	72,634
Securities held to maturity (fair value 2011 $7,333; 2010 $7,305)	7,096	7,183
Investment in FHLB stock	1,404	1,513
Loans held for sale	1,688	342
Loans receivable, net of allowance for loan losses (2011 $406; 2010 $384)	121,384	114,477
Bank owned life insurance	3,235	3,144
Accrued interest receivable	776	888
Premises and equipment, net	3,203	2,705
Prepaid FDIC premium	470	579
Other assets	1,142	1,108
Total Assets	$212,563	$212,407

Liabilities & Stockholders’ Equity

Deposits:
Non-interest-bearing	$4,092	$3,705
Interest-bearing	160,386	158,701
Total Deposits	164,478	162,406

Borrowings	24,191	26,732
Advances from borrowers for taxes and insurance	975	1,926
Official bank checks	1,380	363
Other liabilities	650	488
Total Liabilities	191,674	191,915

Stockholders’ Equity

Preferred Stock- no par value- 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock- $0.10 par value – 10,000,000 shares authorized; 1,785,000 shares issued and outstanding	179	179
Additional paid-in-capital	7,265	7,269
Retained earnings	13,533	13,537
Accumulated other comprehensive income	446	67
Unearned ESOP shares – at cost	(534)	(560)
Total Stockholders’ Equity	20,889	20,492

Total Liabilities and Stockholders’ Equity	$212,563	$212,407

See accompanying notes to consolidated financial statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Income
Three Months Ended September 30, 2011 and 2010 (unaudited)
(Dollars in thousands, except per share data)

	2011	2010

Interest and Dividend Income
Loans	$1,555	$1,614
Securities – taxable	219	285
Securities – tax exempt	14	3
Mortgage-backed securities	195	218
Other	2	7
Total Interest and Dividend Income	1,985	2,127

Interest expense
Deposits	456	590
Borrowings	223	293
Total Interest Expense	679	883

Net Interest Income	1,306	1,244
Provision for Loan Losses	7	8
Net Interest Income After Provision
for Loan Losses	1,299	1,236

Other Income
Service fees	53	56
Fee income	36	10
Realized gain on sale of securities	111	95
Increase in cash surrender value of bank owned life insurance	30	34
Realized gain on sale of loans	100	155
Mortgage fee income	70	59
Other	26	33
Total Other Income	426	442

Other Expense
Salaries and employee benefits	983	894
Occupancy expense	192	151
Data processing costs	33	27
Advertising	44	39
Equipment expense	140	107
Electronic banking	24	22
Directors’ fees	31	30
Mortgage fees and taxes	93	61
FDIC premium expense	(23)	58
Other expense	187	168
Total Other Expenses	1,704	1,557

Income Before Income Taxes	21	121

Provision (Benefit) for Income Taxes	(5)	29

Net Income	$26	$92
Earnings per common share – basic and diluted	$0.02	$0.05
See accompanying notes to consolidated financial statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Income
Nine months Ended September 30, 2011 and 2010 (unaudited)
(Dollars in thousands, except per share data)

	2011	2010

Interest and Dividend Income
Loans	$4,599	$4,809
Securities – taxable	726	1,124
Securities – tax exempt	38	3
Mortgage-backed securities	650	634
Other	6	12
Total Interest and Dividend Income	6,019	6,582

Interest expense
Deposits	1,422	1,978
Borrowings	676	973
Total Interest Expense	2,098	2,951

Net Interest Income	3,921	3,631
Provision for Loan Losses	22	14
Net Interest Income After Provision
for Loan Losses	3,899	3,617

Other Income
Service fees	141	173
Fee income	45	36
Realized gain on sale of securities	135	87
Realized loss on sale of real estate owned	-	(5)
Increase in cash surrender value of bank owned life insurance	91	99
Realized gain on sale of loans	225	238
Mortgage fee income	166	141
Other	94	94
Total Other Income	897	863

Other Expense
Salaries and employee benefits	2,666	2,308
Occupancy expense	548	450
Data processing costs	82	70
Advertising	141	133
Equipment expense	380	314
Electronic banking	70	59
Directors’ fees	98	85
Mortgage fees and taxes	185	178
FDIC premium expense	121	174
Other expense	568	523
Total Other Expenses	4,859	4,294

Income (Loss ) Before Income Taxes	(63)	186

Provision (Benefit) for Income Taxes	(59)	26

Net Income (Loss)	$(4)	$160
Earnings (Loss) per common share – basic and diluted	$(0.00)	$0.09
See accompanying notes to consolidated financial statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Stockholders’ Equity
Nine months Ended September 30, 2011 and 2010 (unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Total
Balance – January 1, 2010	$179	$7,275	$13,317	$174	$(595)	$20,350

Comprehensive income:
Net income	-	-	160	-	-	160
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and taxes	-	-	-	364	-	364
Total Comprehensive Income						524
ESOP shares committed to be released (2,624 shares)	-	(4)	-	-	27	23
Balance – September 30, 2010	$179	$7,271	$13,477	$538	$(568)	$20,897

Balance – January 1, 2011	$179	$7,269	$13,537	$67	$(560)	$20,492

Comprehensive income:
Net loss	-	-	(4)	-	-	(4)
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and taxes	-	-	-	379	-	379
Total Comprehensive Income						375
ESOP shares committed to be released (2,624 shares)	-	(4)	-	-	26	22
Balance – September 30, 2011	$179	$7,265	$13,533	$446	$(534)	$20,889

See accompanying notes to consolidated financial statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Cash Flows
 Nine months Ended September 30, 2011 and 2010 (unaudited)
(Dollars in thousands)

	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$(4)	$160
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Net amortization of premiums and discounts on investments	565	743
Gain on sale of securities available for sale	(135)	(97)
Loss on sale of securities held to maturity	-	10
Gain on sale of loans	(225)	(238)
Proceeds from loans sold	2,706	7,377
Loans originated for sale	(3,827)	(7,834)
Amortization of net deferred loan origination costs	8	23
Amortization of premium on FHLB advances	150	-
Depreciation and amortization	305	238
Provision for loan losses	22	14
Expense related to ESOP	22	23
Deferred income tax (benefit) expense	(75)	1
Earnings on investment in bank owned life insurance	(91)	(99)
Decrease in accrued interest receivable	112	147
Decrease in prepaid FDIC premium	109	162
Decrease (increase) in other assets	(34)	271
Decrease in other liabilities	43	29
Loss on sale of real estate owned	-	5
Net Cash Provided By (Used By) Operating Activities	(349)	935

Cash Flows From Investing Activities
Purchases of securities available for sale	(35,078)	(80,230)
Proceeds from maturities and calls of securities available for sale	38,108	71,800
Proceeds from sales of securities available for sale	3,024	3,188
Proceeds from principal paydowns on securities available for sale	6,394	5,494
Purchases of securities held to maturity	(434)	(510)
Proceeds from sales of securities held to maturity	-	686
Proceeds from principal paydowns on securities held to maturity	510	387
Net decrease (increase) in loans	(6,937)	2,387
Redemption of FHLB stock	109	278
Proceeds from sales of foreclosed real estate	-	74
Purchase of premises and equipment	(803)	(216)
Net Cash Provided By Investing Activities	4,893	3,338

Cash Flows From Financing Activities
Net increase in deposits	2,072	5,839
Proceeds from borrowings	4,000	13,238
Repayments on borrowings	(6,691)	(19,028)
Net decrease in advances from borrowers for taxes and insurance	(951)	(1,106)
Net increase in official bank checks	1,017	1,449
Net Cash Provided By (Used By) Financing Activities	(553)	392

Net Increase in Cash and Cash Equivalents	3,991	4,665

Cash and Cash Equivalents- Beginning	7,834	5,965

Cash and Cash Equivalents- Ending	$11,825	$10,630

Supplementary Cash Flows Information

Interest paid	$2,108	$3,002

Income taxes paid	$-	$-

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, the evaluation of other-than-temporary impairment of investment securities, and the valuation of deferred tax assets. For additional information and disclosures required under GAAP, reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2010 (the “Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011.

The unaudited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2010, included in the Form 10-K filed with the SEC on March 31, 2011.

Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The consolidated financial statements at September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010 include the accounts of the Company, Fairport Savings Bank (the “Bank”) and the Bank’s wholly-owned subsidiary, Oakleaf Services Corporation (“Oakleaf”).  All inter-company balances and transactions have been eliminated in consolidation.  Certain amounts from prior periods may have been reclassified, when necessary, to conform to current period presentation. Such reclassifications had no impact on net income (loss) or stockholders’ equity.

The Company has evaluated subsequent events through the date these consolidated financial statements were issued. On October 26, 2011 the Bank opened its fifth full service branch location in Perinton, NY.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows at September 30, 2011 and at December 31, 2010:

September 30, 2011 Securities Available for Sale: (In Thousands)	Total	Level 1	Level 2	Level 3
U.S. Government and agency obligations	$27,042	$-	$27,042	$-
Mortgage-backed securities - residential	29,779	-	29,779	-
SBA pools	3,519	-	3,519	-
Total Available for Sale Securities	$60,340	$-	$60,340	$-

December 31, 2010 Securities Available for Sale: (In Thousands)	Total	Level 1	Level 2	Level 3
U.S. Government and agency obligations	$39,336	$8,014	$31,322	$-
Mortgage-backed securities - residential	29,361	1,673	27,688	-
SBA pools	3,937	-	3,937	-
Total Available for Sale Securities	$72,634	$9,687	$62,947	$-

There was one mortgage-backed security for $1.7 million transferred out of level 1 securities available for sale to level 2 securities available for sale during the nine months ended September 30, 2011, as a result of  the lack of availability of observable market data used in the securities’ pricing obtained through independent pricing services or dealer market participants. There were six U.S. Government and agency obligations for $8.0 million called during the nine months ended September 30, 2011 that were measured as level 1 securities available for sale at December 31, 2010.  No assets or liabilities have been measured on a non-recurring basis at or for the nine months ended September 30, 2011 or at or for the year ended December 31, 2010.

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

Note 2--Fair Value Measurement and Disclosure (Continued)

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments at September 30, 2011 and December 31, 2010:

Cash, Due from Banks, and Interest-Earning Demand Deposits

The carrying amounts of these assets approximate their fair values.

Investment Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the banking industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are based on observable market based assumptions (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) are used to support fair values of certain Level 3 investments. The Company had no Level 3 investment securities at September 30, 2011 or at December 31, 2010.

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

Off-Balance Sheet Instruments

The fair values for off-balance sheet financial instruments (lending commitments and lines of credit) are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms and present credit worthiness of the counterparties. Such fees were not material at September 30, 2011 and December 31, 2010.

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and due from banks	$733	$733	$561	$561
Interest-earning demand deposits	11,092	11,092	7,273	7,273
Securities available for sale	60,340	60,340	72,634	72,634
Securities held to maturity	7,096	7,333	7,183	7,305
Investment in FHLB stock	1,404	1,404	1,513	1,513
Loans held for sale	1,688	1,688	342	342
Loans, net	121,384	128,473	114,477	116,350
Accrued interest receivable	776	776	888	888

Financial liabilities:
Deposits	164,478	163,648	162,406	161,165
Borrowings	24,191	22,695	26,732	25,107
Accrued interest payable	58	58	68	68

Off-balance sheet instruments:
Commitments to extend credit	-	-	-	-

Note 3 - Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses at September 30, 2011 and at December 31, 2010 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
September 30, 2011:
Available for Sale:
U.S. Government and agency obligations	$26,909	$152	$(19)	$27,042
Mortgage-backed securities - residential	29,263	519	(3)	29,779
SBA pools	3,492	27	-	3,519

	$59,664	$698	$(22)	$60,340
Held to Maturity:
Mortgage-backed securities-residential	$4,405	$162	$-	$4,567
State and Municipal securities	2,691	75	-	2,766

	$7,096	$237	$-	$7,333
December 31, 2010:
Available for Sale:
U.S. Government and agency obligations	$39,764	$32	$(460)	$39,336
Mortgage-backed securities - residential	28,882	539	(60)	29,361
SBA pools	3,886	51	-	3,937

	$72,532	$622	$(520)	$72,634
Held to Maturity:
Mortgage-backed securities – residential	$4,918	$182	$-	$5,100
State and Municipal securities	2,265	-	(60)	2,205

	$7,183	$182	$(60)	$7,305

Mortgage-backed securities consist of securities that are issued by Fannie Mae (“FNMA”), Freddie Mac (“FHLMC”), Ginnie Mae (“GNMA”), and Federal Farm Credit Bank (“FFCB”) and are collateralized by residential mortgages.

The amortized cost and estimated fair value by contractual maturity of debt securities at September 30, 2011 are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Note 3 – Securities (continued)

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)		(In Thousands)

Due in one year or less	$-	$-	$-	$-
Due after one year through five years	2,500	2,531	1,177	1,197
Due after five years through ten years	11,893	11,979	1,514	1,569
Due after ten years	12,516	12,532	-	-
Mortgage-backed securities – residential	29,263	29,779	4,405	4,567
SBA pools	3,492	3,519	-	-

	$59,664	$60,340	$7,096	$7,333

For the nine months ended September 30, 2011 there was a $24,000 gross realized gain on sale of mortgage-backed securities available for sale resulting from proceeds of $1.4 million and a $111,000 gross realized gain on sale of U.S. government agency securities available for sale resulting from proceeds of $1.6 million. For the nine months ended September 30, 2010 there was a $10,000 gross realized loss on sale of mortgage-backed securities held to maturity resulting from proceeds of $686,000, a $2,000 gross realized gain on sale of FHLMC common stock available for sale resulting from proceeds of $11,000, and a $95,000 gross realized gain on sale of U.S. government agency securities available for sale resulting from proceeds of $3.2 million. In accordance with accounting guidance, the Company was able to sell securities classified as held to maturity after the Company had already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due either to prepayments or to scheduled principal and interest payments on the debt securities.

No securities were pledged to secure public deposits or for any other purpose required or permitted by law at September 30, 2011 or at December 31, 2010.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010:

Note 3 – Securities (continued)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
September 30, 2011:
Available for Sale
U.S. Government and agency obligations	$3,537	$6	$3,360	$13	$6,897	$19
Mortgaged-backed securities - residential	2,144	3	-	-	2,144	3
Held to Maturity
State and Municipal securities	-	-	-	-	-	-

	$5,681	$9	$3,360	$13	$9,041	$22

December 31, 2010:
Available for Sale
U.S. Government and agency obligations	$24,757	$460	$-	$-	$24,757	$460
Mortgaged-backed securities - residential	8,387	60	-	-	8,387	60
Held to Maturity
State and Municipal securities	1,875	60	-	-	1,875	60

	$35,019	$580	$-	$-	$35,019	$580

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issuer (and guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of a security by a rating agency, (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies, and (6) whether the Company intends to sell or more likely than not be required to sell the debt securities.  In the nine month period ended September 30, 2011 and the year ended December 31, 2010, the Company did not record an other-than-temporary impairment charge.

At September 30, 2011, four U.S. Government and agency securities and two mortgage-backed securities were in a continuous unrealized loss position for less than twelve months. At September 30, 2011, four U.S. Government agency securities were in a continuous unrealized loss position for twelve months or more.  The U.S. Government and agency securities and mortgage-backed securities were issued by U.S. government sponsored agencies. All are paying in accordance with their terms with no deferrals of interest or defaults.  Because the decline in fair value is attributable to changes in interest rates, not credit quality, and because management does not intend to sell and will more than likely not be required to sell these securities prior to recovery or maturity, no declines are deemed to be other-than-temporary.

Note 4 – Loans and The Allowance for Loan Losses

Net loans at September 30, 2011 and December 31, 2010 consist of the following:

	2011	2010
	(In Thousands)
Real estate loans:
Secured by one-to-four residential	$107,804	$102,295
Home equity lines of credit	9,073	8,900
Secured by multifamily residential	1,355	1,165
Construction	966	652
Commercial	2,143	1,395
Other	75	73

Total Loans	121,416	114,480

Net deferred loan origination costs	374	381
Allowance for loan losses	(406)	(384)

Net Loans	$121,384	$114,477

An analysis of activity in the allowance for loan losses for the nine months ended September 30, 2011 and 2010 is as follows:

	2011	2010

Balance at January 1	$384	$368
Provision for loan losses	22	13
Loans charged-off	-	-
Recoveries	-	-

Balance at September 30	$406	$381

The loan portfolio is segmented into commercial and consumer loans. Commercial loans consist of commercial real estate. Consumer loans consist of the following classes: residential real estate, construction, home equity lines of credit, and other consumer.

The Bank’s primary lending activity is the origination of one-to-four residential real estate mortgage loans.  At September 30, 2011, $107.8 million, or 88.8%, of the total loan portfolio consisted of one-to-four residential real estate mortgage loans compared to $102.3 million, or 89.4%, of the total loan portfolio at December 31, 2010.  The Bank offers fixed-rate and adjustable-rate residential real estate mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $750,000.

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

The Bank originates residential, first mortgage loans with the assistance of computer-based underwriting engines licensed from Fannie Mae and/or Freddie Mac. Appraisals of real estate collateral are contracted directly with independent appraisers and not through appraisal management companies. The Bank’s appraisal management policy and procedure is in accordance with all rules and best practice guidance from the Bank’s primary regulator. Credit scoring, using FICO, is employed in the ultimate judgmental credit decision by the Bank’s underwriting staff. The Bank does not use third party contract underwriting services. Residential mortgage loans include fixed and variable interest rate loans secured by one to four family homes generally located in Monroe, Ontario, and Wayne counties of New York State. The Bank’s ability to be repaid on such loans is closely linked to the economic and real estate market conditions in this region. Underwriting policies generally adhere to Fannie Mae and Freddie Mac guidelines for loan requests of conforming and non-conforming amounts. In deciding whether to originate each residential mortgage, the Bank considers the qualifications of the borrower as well as the value of the underlying property.

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

The Bank offers home equity lines of credit, which are primarily secured by a second mortgage on one-to-four-family residences. At September 30, 2011, home equity lines of credit totaled $9.1 million, or 7.5%, of total loans receivable compared to $8.9 million, or 7.7%, of total loans receivable at December 31, 2010.

The underwriting standards for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations, the value of the collateral securing the loan, and payments on the proposed loan.  The combined loan-to-value ratio (first and second mortgage liens) for home equity lines of credit is generally limited to 90%.  The Company originates home equity lines of credit without application fees or borrower-paid closing costs. Home equity lines of credit are offered with adjustable-rates of interest indexed to the prime rate, as reported in The Wall Street Journal.

Multi-family residential loans generally are secured by rental properties.  Multi-family real estate loans are offered with fixed and adjustable interest rates.  Loans secured by multi-family real estate totaled $1.4 million, or 1.1%, of the total loan portfolio at September 30, 2011, compared to $1.2 million, or 1.0%, of the total loan portfolio at December 31, 2010.  Multi-family real estate loans are originated for terms of up to 20 years.  Adjustable-rate multi-family real estate loans are tied to the average yield on U.S. Treasury securities, subject to periodic and lifetime limitations on interest rate changes.

Loans secured by multi-family real estate generally involve a greater degree of credit risk than one-to four-family residential mortgage loans and carry larger loan balances.  This increased credit risk is a result of several factors including: the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by multi-family real estate typically depends upon the successful operation of the real estate property securing the loans.  If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

Note 4 – Loans and The Allowance for Loan Losses (continued)

The Bank originates construction loans for the purchase of developed lots and for the construction of single-family residences.  At September 30, 2011, construction loans totaled $966,000, or 0.8%, of total loans receivable compared to $652,000, or 0.6%, at December 31, 2010.  At September 30, 2011, the additional unadvanced portion of these construction loans totaled $299,000 compared to $357,000 of additional unadvanced portion of construction loans at December 31, 2010. Construction loans are offered to individuals for the construction of their personal residences by a qualified builder.

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

Commercial real estate loans are secured by office buildings, mixed use properties, places of worship, and other commercial properties.  At September 30, 2011, $2.1 million, or 1.7%, of our total loan portfolio consisted of commercial real estate loans compared to $1.4 million, or 1.2%, of our total loan portfolio at December 31, 2010.

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

The Company offers a variety of other loans secured by property other than real estate.  At September 30, 2011, these other loans totaled $75,000, or 0.1%, of the total loan portfolio compared to other loans totaling $73,000, or 0.1%, of the total loan portfolio at December 31, 2010. These loans include automobile, passbook, overdraft protection and unsecured loans. Due to the relative immateriality of other loans, the Company’s risk associated with these loans is not considered significant.

Note 4 – Loans and The Allowance for Loan Losses (continued)

The following table sets forth the allowance for loan losses allocated by loan class and the activity in our allowance for loan losses for the three months ended September 30, 2011. The allowance for loan losses allocated to each class is not necessarily indicative of future losses in any particular class and does not restrict the use of the allowance to absorb losses in other classes.

	Secured by 1-4 family residential	Secured by multifamily residential	Construction	Commercial	Home Equity	Other/ Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Beginning Balance June 30, 2011	$277	$8	$1	$20	$45	$48	$399
Charge Offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
Provisions	6	2	4	1	3	(9)	7
Ending Balance September 30, 2011 (1)	$283	$10	$5	$21	$48	$39	$406

(1)All Loans are collectively evaluated for impairment.

The following table sets forth the allowance for loan losses allocated by loan class and the activity in our allowance for loan losses for the nine months ended September 30, 2011. The allowance for loan losses allocated to each class is not necessarily indicative of future losses in any particular class and does not restrict the use of the allowance to absorb losses in other classes.

	Secured by 1-4 family residential	Secured by multifamily residential	Construction	Commercial	Home Equity	Other/ Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Beginning Balance December 31, 2010	$242	$9	$3	$14	$55	$61	$384
Charge Offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
Provisions	41	1	2	7	(7)	(22)	22
Ending Balance September 30, 2011 (1)	$283	$10	$5	$21	$48	$39	$406

(1)All Loans are collectively evaluated for impairment.

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

Note 4 – Loans and The Allowance for Loan Losses (continued)

When the Bank classifies assets as either pass, special mention, substandard, or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent.  The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date.  Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by the Bank’s principal federal regulator, which prior to July 21, 2011 was the Office of Thrift Supervision and was succeeded by the Office of the Comptroller of the Currency (OCC), which can require that we establish additional loss allowances.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

At and for the nine and twelve months ended September 30, 2011 and December 31, 2010, respectively, there were no loans considered to be impaired. At September 30, 2011 and December 31, 2010 we had no troubled debt restructurings.

The following table presents the risk category of loans by class at September 30, 2011:

(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four residential	$107,426	-	$378	-	$107,804
Home equity lines of credit	9,049	-	24	-	9,073
Multi-family residential	1,355	-	-	-	1,355
Construction	966	-	-	-	966
Commercial	2,143	-	-	-	2,143
Other loans	75	-	-	-	75
Total	$121,014	-	$402	-	$121,416

The following table presents the risk category of loans by class at December 31, 2010:

(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four residential	$102,238	-	$57	-	$102,295
Home equity lines of credit	8,784	-	116	-	8,900
Multi-family residential	1,165	-	-	-	1,165
Construction	652	-	-	-	652
Commercial	1,395	-	-	-	1,395
Other loans	73	-	-	-	73
Total	$114,307	-	$173	-	$114,480

The Bank had $325,000 in nonaccrual loans, comprised of one one-to-four residential property, and no foreclosed assets at September 30, 2011, and no nonaccrual loans or foreclosed assets at December 31, 2010.  There were no loans that were past due 90 days or more and still accruing interest at September 30, 2011 and December 31, 2010.  Interest on non-accrual loans that would have been earned if loans were accruing interest was $18,093 for the nine months ended September 30, 2011 and $1,176 for the nine months ended September 30, 2010.

Note 4 – Loans and The Allowance for Loan Losses (continued)

Delinquent Loans. The following table sets forth an analysis of the age of the loan delinquencies by type and by amount past due as of September 30, 2011 and December 31, 2010.

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
At September 30, 2011
Real estate loans:
One-to-four residential	$-	$53	$325	$378	$107,426	$107,804
Home equity lines of credit	24	-	-	24	9,049	9,073
Multi-family residential	-	-	-	-	1,355	1,355
Construction	-	-	-	-	966	966
Commercial	-	-	-	-	2,143	2,143
Other loans	-	-	-	-	75	75
Total	$24	$53	$325	$402	$121,014	$121,416

At December 31, 2010
Real estate loans:
One-to-four residential	$57	$-	$-	$57	$102,238	$102,295
Home equity lines of credit	116	-	-	116	8,784	8,900
Multi-family residential	-	-	-	-	1,165	1,165
Construction	-	-	-	-	652	652
Commercial	-	-	-	-	1,395	1,395
Other loans	-	-	-	-	73	73
Total	$173	$-	$-	$173	$114,307	$114,480

Note 5 - Federal Home Loan Bank of New York Stock

Federal law requires a member institution of the Federal Home Loan Bank (FHLB) System to hold stock of its district FHLB according to a predetermined formula.  This restricted stock is carried at cost.

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

No impairment charges were recorded related to the FHLB stock for the nine month periods ended September 30, 2011 and 2010.

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

The components of other comprehensive income and related tax effects for the three and nine months ended September 30, 2011 and 2010 are as follows:

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)
Unrealized holding gain on available for sale securities	$408	$118	$709	$649
Reclassification adjustment for realized gain included in net income	(111)	(95)	(135)	(97)
Net Unrealized Gain	297	23	574	552
Tax effect	101	9	195	188
Net of tax amount	$196	$14	$379	$364

Note 7 - Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income by the weighted-average number of common shares outstanding during the period. The Company has not granted any restricted stock awards or stock options and had no potentially dilutive common stock equivalents.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released. The weighted average common shares outstanding were 1,731,646 for the three months ended September 30, 2011, 1,730,778 for the nine months ended September 30, 2011, 1,728,148 for the three months ended September 30, 2010 and 1,727,280 for the nine months ended September 30, 2010.

Note 8 - Recent Accounting Pronouncements

Accounting Standards Update No. 2011-05: Comprehensive Income (Topic 220) – Presentation of Comprehensive Income

The objective of this Update is to improve the comparability, consistency, and the transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the Financial Accounting Standards Board (FASB) decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update.

The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and total of comprehensive income.

Note 8 - Recent Accounting Pronouncements  (continued)

The amendments in this Update should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Management does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update No. 2011-04: Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosures Requirements in U.S. GAAP and IFRS

The amendments of this Update are the result of work by the FASB and the International Accounting Standard Board (IASB) to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS.  Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments include the following requirements:

●	Those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements including:
●	Application of the highest and best use and valuation premise concepts;
●	Measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity; and
●	Clarifying disclosure requirements of quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy.

●	Those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements including:
●	Measuring the fair value of financial instruments that are managed within a portfolio;
●	Application of premiums and discounts in a fair value measurement; and
●
Expanding disclosure requirements about Level 3 fair value measurements, use of nonfinancial assets in a way that differs from the asset’s highest and best use and categorization by level of fair value hierarchy for items that are not measured at fair value in the statement of position but for which the fair value is required to be disclosed.

The amendments in this Update are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Management does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial statements.

Accounting Standard Update 2011-02:  Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

The FASB has issued this Update to clarify the accounting principles applied to loan modifications, as defined by FASB Accounting Standards Codification (ASC) Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. This guidance was prompted by the increased volume in loan modifications prompted by the recent economic downturn.  The Update clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The Update goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties.

Note 8 - Recent Accounting Pronouncements  (continued)

For public entities, the amendments in the Update are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout the Management’s Discussion and Analysis (“MD&A”), the term “the Company” refers to the consolidated entity of FSB Community Bankshares, Inc., Fairport Savings Bank, and Oakleaf Services Corporation, a wholly owned subsidiary of Fairport Savings Bank.  At September 30, 2011, FSB Community Bankshares, MHC the Company’s mutual holding company parent, held 946,050 shares, or 53.0%, of the Company’s common stock, engaged in no significant activities, and was not included in the consolidated financial statements or MD&A.

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

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Total Assets.  Total assets increased by $156,000, or 0.1%, to $212.6 million at September 30, 2011 from $212.4 million at December 31, 2010.  The modest increase in total assets primarily reflects increases in cash and cash equivalents, net loans receivable, loans held for sale, and premises and equipment, partially offset by decreases in securities available for sale, prepaid FDIC premium, accrued interest receivable and FHLB stock.

Total securities decreased by $12.4 million, or 15.5%, to $67.4 million at September 30, 2011 from $79.8 million at December 31, 2010. The decrease in securities was a result of a $12.3 million, or 16.9%, decrease in securities classified as available for sale to $60.3 million at September 30, 2011 from $72.6 million at December 31, 2010 and an $87,000, or 1.2%, decrease in securities classified as held to maturity to $7.1 million at September 30, 2011 from $7.2 million at December 31, 2010.  The $12.3 million decrease in securities classified as available for sale was attributable to maturities and calls of $38.1 million of U.S. government agency securities, $2.9 million in sales of securities, and $6.9 million in principal repayments received and amortization, partially offset by the purchase of $27.0 million of U.S. government agency securities and $8.0 million of mortgage-backed securities, and a $574,000 increase in the fair value of securities classified as available for sale.

Securities classified as held to maturity decreased $87,000 as a result of $521,000 in principal repayments and amortization, partially offset by purchases of $434,000 of State and Municipal bonds.  All securities purchased in 2011, with the exception of State and Municipal bonds classified as held to maturity, have been classified as available for sale to provide a portfolio of marketable securities for liquidity as an alternative to borrowings. The Company has reviewed its investment securities portfolio for the nine months ended September 30, 2011, and has determined that no other-than-temporary impairment exists in the portfolio at September 30, 2011.

Net loans receivable increased $6.9 million, or 6.0%, to $121.4 million at September 30, 2011 from $114.5 million at December 31, 2010. The Bank originated $26.2 million of residential mortgage loans, sold $3.8 million in the secondary market and brokered $5.7 million of long-term fixed rate conventional mortgage loans and FHA mortgage loans as a balance sheet management strategy in the first nine months of 2011 to reduce interest rate risk in a potentially rising interest rate environment.  The Bank sold these loans at a gain of $225,000 which was recorded in other income in the first nine months of 2011.  The Bank ended September 30, 2011 with $17.8 million in mortgage loans sold and will realize servicing income on these loans as long as these loans have outstanding balances. In the current interest rate environment we intend to continue to sell a portion of our fixed-rate residential mortgage loans on a servicing-retained basis resulting in additional loan servicing income, as well as selling the majority of FHA mortgage loans originated on a servicing-released basis.

Cash and cash equivalents, primarily interest-earning deposits at the Federal Reserve Bank of New York and Federal Home Loan Bank of New York, increased by $4.0 million, or 50.9%, to $11.8 million at September 30, 2011 from $7.8 million at December 31, 2010.  The Bank continues to maintain a strong liquidity position, retaining excess cash and cash equivalent balances that will allow the Bank to capitalize on investment and lending opportunities that may arise in future periods.

Loans held for sale increased $1.4 million, or 393.6%, to $1.7 million at September 30, 2011 from $342,000 at December 31, 2010. The $1.7 million in loans held for sale at September 30, 2011 is comprised of FHA mortgage loans and fixed rate conventional loans originated and closed by the Bank in the third quarter of 2011 that have been committed for sale in the secondary market and will be delivered and sold in the fourth quarter of 2011.

The credit quality of the Bank’s loan portfolio remains solid.  At September 30, 2011 the Bank had net loans receivable of $121.4 million, with $325,000 in non-performing loans comprised of one one-to-four residential property compared to net loans receivable of $114.5 million at December 31, 2010, with no non-performing loans.  At September 30, 2011 and December 31, 2010 we had no foreclosed real estate owned or troubled debt restructurings. Management continues to actively monitor the performance of the loan portfolio during these difficult economic times. Credit quality continues to be the highest priority when underwriting loans. Subjective judgments about a borrower’s ability to repay and the value of any underlying collateral are made prior to approving a loan. We believe our stringent underwriting standards have directly resulted in our significantly low level of non-accruing loans and non-performing loans.

Premises and equipment increased by $498,000, or 18.4%, to $3.2 million at September 30, 2011 from $2.7 million at December 31, 2010. The increase was mainly due to the purchase of furniture and fixtures, office equipment, computer hardware, and building and leasehold improvements held in the construction in process account until the opening of the Perinton branch which opened in October 2011.  Premises and equipment are recorded at cost and are generally depreciated by the straight-line method over the estimated useful lives of the assets. Furniture and equipment are generally depreciated over a useful life of three to seven years, and leasehold improvements over the shorter of the useful life or the term of the lease.

Prepaid FDIC premium decreased by $109,000, or 18.8%, to $470,000 at September 30, 2011 from $579,000 at December 31, 2010.  The Federal Deposit Insurance Corporation adopted a final rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  Under the rule, this pre-payment of approximately $793,000 to the Bank was due on December 31, 2009.  We will continue to amortize this premium paid on a quarterly basis through December 31, 2012.

Accrued interest receivable decreased $112,000, or 12.6%, to $776,000 at September 30, 2011 from $888,000 at December 31, 2010.  The decrease was due primarily to a lower balance and lower yield in total securities at September 30, 2011 compared to December 31, 2010.

Investment in FHLB stock decreased by $109,000, or 7.2%, to $1.4 million at September 30, 2011 from $1.5 million at December 30, 2011 due to stock redemptions. The FHLB requires members to purchase and redeem stock based on the level of borrowings.

Liabilities. Total deposits increased by $2.1 million, or 1.3%, to $164.5 million at September 30, 2011 from $162.4 million at December 31, 2010.  The $2.1 million increase consisted of core deposit growth of $1.7 million including increases in non-interest bearing checking, interest-bearing checking, and savings accounts, and $374,000 in non-core deposit growth consisting of IRA’s and Certificates of Deposits.  The Company’s deposit costs have decreased as market interest rates have remained at historically low levels.

Official Bank checks increased $1.0 million, or 280.2%, to $1.4 million at September 30, 2011 from $400,000 at December 31, 2010. The $1.0 million increase is due to school tax bill checks outstanding at September 30, 2011.

Borrowings, consisting of Federal Home Loan Bank (“FHLB”) advances, decreased by $2.5 million, or 9.5%, to $24.2 million at September 30, 2011 from $26.7 million at December 31, 2010. The decrease of $2.5 million in the first nine months of 2011 included $6.7 million in maturities and principal payments of FHLB fixed rate borrowings, $4.0 million in new FHLB fixed rate borrowings, and $150,000 in amortization of deferred premium expense.

In July 2010, the Company restructured a portion of its FHLB advances by repaying $13.2 million of existing borrowings and replacing these borrowings with $13.2 million of new, lower cost FHLB advances. This transaction resulted in $638,000 in prepayment penalties that have been deferred and are recognized in interest expense as an adjustment to the cost of the Company’s new borrowings in future periods. At September 30, 2011 there was $397,000 remaining in deferred premium expense on total FHLB borrowings.

Stockholders’ Equity. Total stockholders’ equity increased by $397,000, or 1.9%, to $20.9 million at September 30, 2011 from $20.5 million at December 31, 2010.  There was an increase of $379,000 in accumulated other comprehensive income, and a $22,000 increase in committed ESOP shares, partially offset by a net loss of $4,000.  At September 30, 2011 the Bank was considered well capitalized, which is the highest standard of capital rating as defined by the Bank’s regulators.

Non-Performing Assets.  At September 30, 2011 the Company had $325,000 in loans classified as non-performing compared to no loans classified as non-performing at December 31, 2010.  For both periods ended September 30, 2011 and December 31, 2010 the Company had no foreclosed assets. At September 30, 2011, management has evaluated the Bank’s loan loss reserve and believes it is adequate based on the quality of the current loan portfolio.  The increase in one-to-four-family real estate mortgage loans classified as substandard was the cause for the shift of a portion of the allowance from unallocated to allocated to one-to-four-family residential real estate mortgage loans in the allowance for loan losses.  At September 30, 2011, there were no other assets that are not disclosed as classified or special mention, where known information about possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in impairment or disclosure of such loans in the future.

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

	For the Three months Ended September 30,
	2011			2010
	Average Balance	Interest Income/Expense	Yield/ Cost	Average Balance	Interest Income/Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$120,912	$1,555	5.14%	$117,871	$1,614	5.48%
Securities - taxable	40,357	219	2.17	49,769	285	2.29
Mortgage-backed securities	33,002	195	2.36	28,493	218	3.06
Securities - tax exempt (1)	2,693	21	3.12	433	4	3.70
Other	5,872	2	0.14	13,088	7	0.21
Total interest-earning assets	202,836	1,992	3.93%	209,654	2,128	4.06
Non-interest-earning assets	8,847			8,530
Total assets	$211,683			$218,184

Interest-bearing liabilities:
NOW accounts	$13,245	12	0.36%	$10,301	14	0.54%
Passbook savings	23,696	18	0.30	27,292	45	0.66
Money market savings Individual retirement accounts	25,537	30	0.47	27,185	57	0.84
	18,520	101	2.18	18,172	121	2.66
Certificates of deposit	77,389	295	1.52	76,535	353	1.84
Borrowings	24,745	223	3.60	29,533	293	3.97
Total interest-bearing liabilities	183,132	679	1.48%	189,018	883	1.87%
Non-interest-bearing liabilities:
Demand deposits	4,156			4,166
Other	3,634			4,174
Total liabilities	190,922			197,358
Stockholders’ equity	20,761			20,826
Total liabilities and stockholders’ equity	$211,683			$218,184

Net interest income		$1,313			$1,245
Interest rate spread (2)			2.45%			2.19%
Net interest-earning assets (3)	$19,704			$20,636
Net interest margin (4)		2.59%			2.38%
Average interest-earning assets to average interest-bearing liabilities	111%			111%

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 34 percent federal tax rate.

(2) Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by total interest-earning assets.

	For the Nine months Ended September 30,
	2011			2010
	Average Balance	Interest Income/Expense	Yield/ Cost	Average Balance	Interest Income/Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$117,813	$4,599	5.20%	$116,049	$4,809	5.53%
Securities - taxable	42,944	726	2.25	55,042	1,124	2.72
Mortgage-backed securities	33,711	650	2.57	26,481	634	3.19
Securities - tax exempt (1)	2,478	58	3.12	146	3	3.65
Other	5,985	6	0.13	10,611	12	0.15
Total interest-earning assets	202,931	6,039	3.97%	208,329	6,582	4.21%
Non-interest-earning assets	8,632			8,979
Total assets	$211,563			$217,308

Interest-bearing liabilities:

NOW accounts	$12,169	33	0.36%	$10,074	48	0.64%
Passbook savings	24,344	65	0.36	26,900	169	0.84
Money market savings Individual retirement accounts	26,706	113	0.56	25,380	189	0.99
	18,491	315	2.27	18,235	393	2.87
Certificates of deposit	76,651	896	1.56	77,364	1,179	2.03
Borrowings	25,756	676	3.50	31,143	973	4.17
Total interest-bearing liabilities	184,117	2,098	1.52%	189,096	2,951	2.08%
Non-interest-bearing liabilities:
Demand deposits	4,001			4,127
Other	2,895			3,291
Total liabilities	191,013			196,514
Stockholders’ equity	20,550			20,794
Total liabilities and stockholders’ equity	$211,563			$217,308

Net interest income		$3,941			$3,631
Interest rate spread (2)			2.45%			2.13%
Net interest-earning assets (3)	$18,814			$19,233
Net interest margin (4)		2.59%			2.32%
Average interest-earning assets to average interest-bearing liabilities	110%			110%

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 34 percent federal tax rate.

(2) Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and September 30, 2010

           General. The Company had  net income of $26,000 for the quarter ended September 30, 2011 compared to net income of $92,000 for the quarter ended September 30, 2010.  Net income per basic and diluted share was $0.02 for the quarter ended September 30, 2011 compared to net income per basic and diluted share of $0.05 for the quarter ended September 30, 2010.  The Company’s net interest margin for the quarter ended September 30, 2011 increased 21 basis points to 2.59% from 2.38% for the quarter ended September 30, 2010, due to a decrease in the cost of our interest-bearing liabilities of 39 basis points from 1.87% to 1.48%, which was partially offset by a decrease in the yield on our interest-earning assets of 13 basis points from 4.06% to 3.93%.

The $66,000 decrease in net income for the third quarter of 2011 compared to the third quarter of 2010 resulted from a $147,000 increase in other expense and a $16,000 decrease in other income, partially offset by a $62,000 increase in net interest income, a $34,000 decrease in income tax expense, and a $1,000 decrease in provision for loan losses. The $147,000 increase in other expense was mainly due to the increased investment in our loan origination division with additional salaries and employee benefits expense, occupancy, equipment, mortgage fees and taxes, and miscellaneous other operating expenses, partially offset by a reduction in our FDIC premium expense, resulting from changes made by the FDIC reflecting a lower rate in our deposit insurance assessment effective April 1, 2011 and applied beginning with the invoice payable on September 30, 2011.  The $16,000 decrease in other income was primarily due to a decrease in the realized gain on sale of loans, partially offset by an increase in fee income from Oakleaf Services, the Bank’s wholly owned non-deposit investment services subsidiary, an increase in realized gain on sale of securities, and an increase in mortgage fee income. The $62,000 increase in net interest income is reflective of the Company’s ability to reduce its deposit and borrowing costs in a low interest rate environment, partly offset by a decrease in interest earning assets.  The Company’s lower effective tax rate for the third quarter of 2011 and 2010 resulted from a reduction in income tax expense due to the cash surrender value of our bank-owned life insurance and municipal bond interest income which are tax exempt for Federal income tax purposes.

Interest and Dividend Income.  Interest and dividend income decreased by $142,000, or 6.7%, to $2.0 million for the three months ended September 30, 2011 from $2.1 million for the three months ended September 30, 2010.  The $142,000 decrease in interest and dividend income resulted from an $59,000, or 3.7%, decrease in interest income from loans, a $66,000, or 23.2%, decrease in interest income from taxable securities, a $23,000, or 10.6%, decrease in interest income from mortgage-backed securities, and a $5,000, or 71.4%, decrease in interest income from other sources, mainly interest-earning deposits at the Federal Reserve Bank of New York and Federal Home Loan Bank of New York, partially offset by an $11,000, or 366.7%, increase in interest income from tax exempt securities. Average interest-earning assets decreased by $6.8 million, or 3.3%, to $202.8 million for the three months ended September 30, 2011 from $209.7 million for the three months ended September 30, 2010.  The yield on interest-earning assets decreased by 13 basis points to 3.93% for the three months ended September 30, 2011 compared to 4.06% for the three months ended September 30, 2010. The overall decrease in interest and dividend income resulted from a decrease in yield on all interest earning asset categories, despite a volume increase in the higher yielding interest earning asset categories: loans, mortgage-backed securities, and tax exempt securities, for the three months ended September 30, 2011.

Interest Expense.  Interest expense decreased $204,000, or 23.1%, to $679,000 for the three months ended September 30, 2011 from $883,000 for the three months ended September 30, 2010. The decrease in interest expense resulted primarily from significantly lower average rates paid on deposits and borrowings and lower average balances on deposits and borrowings in the continuing low interest rate environment. The average balance of interest-bearing liabilities decreased $5.9 million, or 3.1%, to $183.1 million for the three months ended September 30, 2011 compared to $189.0 million for the three months ended September 30, 2010.  The average cost of interest-bearing liabilities decreased by 39 basis points to 1.48% for the three months ended September 30, 2011 from 1.87% for the three months ended September 30, 2010.  The average cost of deposit accounts decreased by 33 basis points to 1.15% for the three months ended September 30, 2011 compared to 1.48% for the three months ended September 30, 2010. The average cost of borrowings decreased by 37 basis points to 3.60% for the three months ended September 30, 2011 compared to 3.97% for the three months ended September 30, 2010. The average balance of borrowings decreased $4.8 million, or 16.2%, to $24.7 million for the three months ended September 30, 2011 compared to $29.5 million for the three months ended September 30, 2010.  The decrease in interest expense reflects the Bank’s management of lower deposit and borrowing costs in a historically low interest rate environment.  The Bank has continued to respond to the lower interest rate environment allowing for downward deposit re-pricing of all deposits accounts and borrowings decreasing our overall cost of funds.

At September 30, 2011, we had $16.7 million of certificates of deposit, including IRAs, that will mature during the fourth quarter of 2011, with a weighted average cost of 1.25%. Based on current market rates, if these funds remain with the Bank with similar maturities, the rates paid on these deposits will decrease.

Net Interest Income. Net interest income increased $62,000, or 5.0%, to $1.3 million for the three months ended September 30, 2011 from $1.2 million for the three months ended September 30, 2010.  The increase in net interest income was due primarily to a lower average cost of deposits and borrowings, partially offset by a decrease in interest earning assets and decrease in yield on interest earning assets. The Company’s net interest margin increased 21 basis points to 2.59% for the three months ended September 30, 2011 from 2.38% for the three months ended September 30, 2010.

Provision for Loan Losses.  Based on management’s evaluation of the factors that determine the level of the allowance for loan losses, we recorded $7,000 in provision for loan losses for the three month period ended September 30, 2011 and $8,000 for the three month period ended September 30, 2010.  The allowance for loan losses as of September 30, 2011 was $406,000, or 0.33%, of total loans, compared to $381,000, or 0.33%, of total loans as of September 30, 2010. We ended the quarter with $325,000 in one non-accrual loan at September 30, 2011 compared to $23,000 in non-accrual loans at September 30, 2010.  We recorded no charge offs in the third quarter of 2011 and 2010.  We had no foreclosed real estate at September 30, 2011 or at September 30, 2010.

Other Income.  Total other income decreased $16,000, or 3.6%, to $426,000 for the three months ended September 30, 2011 compared to $442,000 for the three months ended September 30, 2010. In the three months ended September 30, 2011 compared to the three months ended September 30, 2010, there was a $55,000 decrease in realized gain on sale of loans, a $4,000 decrease in BOLI income, a $7,000 decrease in miscellaneous other income, and a $3,000 decrease in deposit service fees,  partially offset by a $16,000 increase in realized gain on sale of securities, a $26,000 increase in commissions from Oakleaf Services insurance/annuity and security sales, and an $11,000 increase in mortgage fee income.

Other Expense.  Total other expense increased $147,000, or 9.4%, to $1.7 million for the three months ended September 30, 2011 compared to $1.6 million for the three months ended September 30, 2010, primarily the result of additional expenses related to our three mortgage origination offices.  The $147,000 increase included an $89,000 increase in salaries and employee benefits, a $41,000 increase in occupancy expense, a $33,000 increase in equipment expense, a $32,000 increase in mortgage fees and taxes, a $19,000 increase in miscellaneous other expenses, a $6,000 increase in data processing costs, a $5,000 increase in advertising expense, a $2,000 increase in electronic banking, and a $1,000 increase in directors fees, partially offset by an $81,000 decrease in FDIC insurance premium expense. The significant decrease in FDIC premium expense resulted from recent changes made by the FDIC reflecting a lower rate in our deposit insurance assessment.

Income Tax Expense.  We had pre-tax income of $21,000 for the three months ended September 30, 2011 compared to pre-tax income of $121,000 for the three months ended September 30, 2010, and had a $5,000 tax benefit for the three months ended September 30, 2011, compared to a $29,000 tax expense for the three months ended September 30, 2010, a decreases in tax expense of $34,000.  The effective tax benefit rate was (23.8)% for the three months ended September 30, 2011 compared to a tax expense rate of 24.0% for the three months ended September 30, 2010.  The high effective tax benefit rate in the quarter ended September 30, 2011 was mainly the result of the benefit (reduction in tax expense) due to the increase in the cash surrender value of our bank owned life insurance and municipal bond interest income, which are tax exempt, as a percentage of taxable income.  The lower effective tax rate in the quarter ended September 30, 2010 was a result of bank owned life insurance income and the utilization of New York State mortgage recording tax credits in the periods that had been previously subject to a valuation allowance.  The New York State franchise tax recorded on taxable assets for the quarters ended September 30, 2011 and 2010 exceeded the mortgage tax generated in each of these periods.

Comparison of Operating Results for the Nine months Ended September 30, 2011 and September 30, 2010

General.  We had a net loss of $4,000 for the nine months ended September 30, 2011 compared to net income of $160,000 for the nine months ended September 30, 2010.  The 164,000 decrease in net income for the first nine months of 2011 compared to the first nine months of 2010 was attributable to an increase in other expense of $565,000 and an increase in provision for loan losses of $8,000, partially offset by an increase in net interest income of $290,000, an increase in other income of $34,000, and an increase in income tax benefit of $85,000. The net interest margin increased by 27 basis points to 2.59% for the nine months ended September 30, 2011 from 2.32% for the nine months ended September 30, 2010.  The increase in the net interest margin reflects a decrease in the cost of our interest-bearing liabilities partially offset by the decrease in the yield on interest-earning assets for the nine months ended September 30, 2011 compared to September 30, 2010, together with a volume increase in higher yielding assets, mainly mortgage loans, mortgage-backed and tax exempt securities, replacing lower yielding assets, mainly interest earning deposits and taxable securities. The $290,000 increase in net interest income was primarily due to the Company’s ability to reduce interest-bearing liabilities costs at a quicker pace than interest-earning assets in a low interest rate environment. The $565,000 increase in other expense was primarily due to additional expenses related to further expansion of our three mortgage origination offices that opened in January 2010 including additional salaries and employee benefits, occupancy, equipment, and other miscellaneous expenses, partially offset by a reduction in FDIC premium expense.  The $34,000 increase in other income was mainly due to increases in realized gain on sale of securities, an increase in mortgage fee income, an increase in Oakleaf revenue, and reduction of realized loss on sale of REO, partially offset by a decrease in deposit service fees, a decrease in realized gain on sale of loans, and a decrease in BOLI income.   The $85,000 decrease in the income tax expense resulted from a tax benefit (reduction in expense) due to the increase in the cash surrender value of our bank-owned life insurance and municipal bond interest income which are tax exempt for Federal income tax purposes.

           Interest and Dividend Income.  Interest and dividend income decreased by $563,000, or 8.6%, to $6.0 million for the nine months ended September 30, 2011 from $6.6 million for the nine months ended September 30, 2010.  The decrease in interest and dividend income resulted primarily from a $398,000, or 35.4%, decrease in interest income from taxable securities, a $210,000, or 4.4%, decrease in interest income from loans, and a $6,000, or 50.0%, decrease in interest income from other sources, mainly interest-earning deposits at the Federal Reserve Bank and Federal Home Loan Bank,  partially offset by a $16,000, or 2.5%, increase in interest income from mortgage-backed securities, and a $35,000, or 1166.7%, increase in interest income from tax exempt securities.  Average interest-earning assets decreased by $5.4 million, or 2.6%, to $202.9 million for the nine months ended September 30, 2011 from $208.3 million for the nine months ended September 30, 2010.  The yield on interest earning assets decreased by 24 basis points to 3.97% for the nine months ended September 30, 2011 compared to 4.21% for the nine months ended September 30, 2010, reflecting decreases in interest yields on all interest earning asset categories.

Interest Expense.  Interest expense decreased $853,000, or 28.9%, to $2.1 million for the nine months ended September 30, 2011 from $3.0 million for the nine months ended September 30, 2010.  The decrease in interest expense on interest-bearing liabilities resulted from lower average rates paid on deposits and borrowings and a decrease in the aggregate average balances. Average balances in interest bearing liabilities decreased $5.0 million, or 2.6%, to $184.1 million for the nine months ended September 30, 2011 compared to $189.1 million for the nine months ended September 30, 2010.  The average cost of interest-bearing liabilities decreased by 56 basis points to 1.52% for the nine months ended September 30, 2011 from 2.08% for the nine months ended September 30, 2010.  The average cost of deposit accounts decreased by 47 basis points to 1.20% for the nine months ended September 30, 2011 compared to 1.67% for the nine months ended September 30, 2010. The average cost of borrowings decreased by 67 basis points to 3.50% for the nine months ended September 30, 2011 compared to 4.17% for the nine months ended September 30, 2010.  The decrease in interest expense reflects a significantly lower cost of funds in total deposits and borrowings in a lower interest rate environment.

Net Interest Income. Net interest income increased $290,000, or 8.0%, to $3.9 million for the nine months ended September 30, 2011 from $3.6 million for the nine months ended September 30, 2010.  The increase in net interest income was  primarily due to a decrease in the average cost of our interest-bearing liabilities of 56 basis points, while the average yield on our interest-earning assets decreased by 24 basis points.  Our net interest margin increased by 27 basis points to 2.59% for the nine months ended September 30, 2011 from 2.32% for the nine months ended September 30, 2010.  The increase in net interest margin was also attributable to the repositioning of the assets from shorter-term investments to long-term mortgages for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Provision for Loan Losses.  Based on management’s evaluation of the factors that determine the level of the allowance for loan losses, we recorded a $22,000 provision for loan losses for the nine month period ended September 30, 2011 compared to a $14,000 provision for loan losses for the nine month period ended September 30, 2010.  We continue to maintain exceptional credit quality within our loan portfolio with no charge-offs recorded within either reporting period.  The allowance for loan losses at September 30, 2011 was $406,000, or 0.33%, of total loans, compared to $381,000, or 0.33%, of total loans at September 30, 2010. We had one non-accrual loan for $325,000 at September 30, 2011 compared to one non-accrual loan for $23,000 at September 30, 2010. We had no foreclosed real estate at September 30, 2011 or 2010.

Other Income.  Other income increased $34,000, or 3.9%, to $897,000 for the nine months ended September 30, 2011 compared to $863,000 for the nine months ended September 30, 2010.  The $34,000 increase was due to a $48,000 increase in realized gain on sale of securities, a $25,000 increase in mortgage fee income,  a $9,000 increase in commissions from Oakleaf Services insurance/annuity and security sales, and a $5,000 reduction in foreclosed real estate losses,  partially offset by a $13,000 decrease in gain on sale of mortgage loans in the secondary market, a $32,000 decrease in deposit service fees, and $8,000 less in bank owned life insurance income.

Other Expenses.  Other expenses increased $565,000, or 13.2%, to $4.9 million for the nine months ended September 30, 2011 compared to $4.3 million for the nine months ended September 30, 2010.  The increase was primarily the result of expenses related to our three mortgage origination offices which opened in January 2010.  The $565,000 increase resulted from a $358,000 increase in salaries and employee benefits, a $98,000 increase in occupancy expense, a $66,000 increase in equipment expense,  a $45,000 increase in other expenses, a $13,000 increase in directors fees, an $11,000 increase in electronic banking, a $12,000 increase in data processing costs, an $8,000 increase in advertising, and a $7,000 increase in mortgage fees and taxes, partially offset by a $53,000 decrease in FDIC insurance premium expense.

 Income Taxes.  The Company had a pre-tax loss of $63,000 for the nine months ended September 30, 2011 compared to pre-tax income of $186,000 for the nine months ended September 30, 2010, and had a $59,000 tax benefit for the nine months ended September 30, 2011, compared to a $26,000 tax expense for the nine months ended September 30, 2010, a change of $85,000.  The effective tax benefit rate was (93.7)% for the nine months ended September 30, 2011 compared to an effective tax expense rate of  14.0% for the nine months ended September 30, 2010.  The effective tax benefit for the nine months ended September 30, 2011 was primarily due to the increase in the cash surrender value of the bank owned life insurance and municipal bond interest income, which are tax exempt.  The low effective tax expense for the nine months ended September 30, 2010 was the result of bank owned life insurance income and the utilization of New York State mortgage recording tax credits in the current period.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature.  Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, maturities and principal repayments of securities, and loan sales.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our asset/liability management committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We seek to maintain a liquidity ratio of 20.0% or greater.  At September 30, 2011 our liquidity ratio was 55.0%. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2011.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2011, cash and cash equivalents totaled $11.8 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2011, we had $9.1 million in loan commitments outstanding. In addition to commitments to originate loans, we had $9.0 million in unused lines of credit to borrowers. Certificates of deposit, including IRAs comprised solely of certificates of deposits, due within one year of September 30, 2011 totaled $62.4 million, or 65.4%, of our certificates of deposit and 37.9% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds including loan sales, other deposit products, including certificates of deposit, and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2012. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is, and will continue to be, originating loans. During the three months ended September 30, 2011, we originated $13.6 million of loans.

Financing activities consist primarily of activity in deposit accounts and FHLB borrowings.  We experienced a net increase in total deposits of $2.1 million for the nine months ended September 30, 2011.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of New York, which provides an additional source of funds.  FHLB borrowings decreased by $2.5 million to $24.2 million for the nine months ended September 30, 2011 compared to a net decrease of $5.8 million to $28.8 million for the nine months ended September 30, 2010.  Historically, FHLB borrowings have primarily been used to fund loan demand and expand the investment portfolio.  At September 30, 2011, we had the ability to borrow approximately $82.6 million from the Federal Home Loan Bank, of which $24.6 million had been advanced, gross of premium.

The Bank also has a repurchase agreement with a third party broker providing an additional $10.0 million in liquidity.  Funds obtained under the repurchase agreement are secured by the Bank’s U.S. Government and agency obligations.  There were no advances outstanding under the repurchase agreement at September 30, 2011 or at December 31, 2010.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2011, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

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

At September 30, 2011 and 2010, we had $9.1 million and $9.6 million, respectively, of commitments to grant loans, and $9.0 million and $9.2 million, respectively, of unfunded commitments under lines of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Not applicable since the Company is a smaller reporting company.

Item 4. Controls and Procedures

  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2011.

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

Item 1A. Risk Factors

Other than the information contained in this Quarterly Report on Form 10-Q, there are no material updates or additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010 and Quarterly report on Form 10-Q for the quarter ended June 30, 2011, as filed with the Securities and Exchange Commission.  Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.  Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

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

FSB COMMUNITY BANKSHARES, INC.
Date: November 14, 2011	/s/ Dana C. Gavenda
Dana C. Gavenda
President and Chief Executive Officer

Date: November 14, 2011	/s/ Kevin D. Maroney
Kevin D. Maroney
Executive Vice President and Chief Financial Officer