Form 10-K
period 2011-12-31
FSB Community Bankshares Inc
filed 2012-03-28
CIK 1389797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
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
YES ☐ NO ☒

As of June 30, 2011 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2011, was approximately $5.6 million.

As of March 31, 2012, there were 1,785,000 shares of the Registrant’s common stock, par value $0.10 per share, outstanding, of which 946,050 shares, or 53%, were held by FSB Community Bankshares, MHC, the Registrant’s mutual holding company parent.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2012 Annual Meeting of Stockholders (Parts II and III).
2.	Annual Report to Shareholders for the year ended December 31, 2011 (Part II).

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

FSB Community Bankshares, MHC

FSB Community Bankshares, MHC is a federally chartered mutual holding company which currently owns 53.0% of the outstanding common stock of FSB Community Bankshares, Inc.  FSB Community Bankshares, MHC has not engaged in any significant business other than owning the common stock of FSB Community Bankshares, Inc.  So long as FSB Community Bankshares, MHC exists, it is required to own a majority of the voting stock of FSB Community Bankshares, Inc.  The executive office of FSB Community Bankshares, MHC is located at 45 South Main Street, Fairport, New York 14450, and its telephone number is (585) 223-9080.  FSB Community Bankshares, MHC is subject to comprehensive regulation and examination by the Board of governors of the Federal Reserve System (the “Federal Reserve Board”).

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

At December 31, 2011, we had total consolidated assets of $223.3 million, total deposits of $175.1 million and stockholders’ equity of $20.8 million.  Our consolidated net loss for the year ended December 31, 2011 was $72,000.

Our executive offices and the Bank’s executive offices are located at 45 South Main Street, Fairport, New York 14450, and our telephone number is (585) 223-9080. FSB Community Bankshares, Inc. is subject to comprehensive regulation and examination by the Board of governors of the Federal Reserve Board.

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

Fairport Savings Bank

Fairport Savings Bank is a federally chartered savings bank headquartered in Fairport, New York and was originally founded in 1888.  Fairport Savings Bank conducts business from its main office in Fairport, New York and our branch offices located in Penfield, New York which opened in 2003, Irondequoit, New York, which opened in 2007, Webster, New York which opened in 2009, and Perinton, New York which opened in 2011.  The telephone number at our main office is (585) 223-9080.  Fairport Savings Bank is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency (“OCC”).

Our principal business consists of originating one-to-four-family residential real estate mortgage loans and home equity lines of credit, and to a lesser extent, originations of commercial real estate, multi-family, construction and other consumer loans.  The Bank has three mortgage origination offices located in Pittsford, New York, Canandaigua, New York, and Watertown, New York.  We attract retail deposits from the general public in the areas surrounding our main office and our branch offices. We offer our customers a variety of deposit products with interest rates that are competitive with those of similar products offered by other financial institutions in our market area.  Loans that we sell into the secondary market consist of long-term, fixed-rate residential real estate mortgage loans and correspondent FHA mortgage loans.  We retain the servicing rights primarily on all fixed-rate residential mortgage loans that we sell.  These loans are sold without recourse.  Correspondent FHA mortgage loans are sold in the secondary market on a servicing-released basis.  We also broker government mortgage loans including FHA, VA, SONYMA, and USDA directly to investors in the secondary market.  We have not entered into loan participations in recent years.  Our revenues are derived primarily from interest on loans and, to a lesser extent, interest on investment securities and mortgage-backed securities. We also generate revenues from other income including deposit fees and service charges, realized gain on sale of securities, earnings on bank owned life insurance, mortgage fee income, and realized gain on sale of loans associated with loan production generated from our loan origination offices.  Our primary sources of funds are deposits, borrowings, and principal and interest payments on loans and securities. Additionally, we derive a portion of our other income through Oakleaf Services Corporation, our subsidiary that offers non-deposit investments such as annuities, insurance products and mutual funds.

Market Area

Fairport Savings Bank considers its market area to consist of Monroe County, New York, and to a lesser extent, the surrounding counties in Western New York. Monroe County is a suburban market dominated by the City of Rochester, the third largest city in the State of New York. In 2010, Monroe County had a population of 744,000.  Population growth has been largely stagnant over the last two decades. Kodak, Xerox and Bausch & Lomb, some of the world’s most recognizable names in business, all conduct a significant portion of their operations in Monroe County.  The community is also home to nationally recognized and growing companies like Wegman’s, Paychex, CooperVision, LiDestri Foods and Harris RF Communications.  The University of Rochester, along with its Medical Center, is now the area’s largest employer.

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

The majority of our depositors live and/or work in Monroe County, New York.  At June 30, 2011, the latest date for which information is available through the Federal Deposit Insurance Corporation, we held approximately 1.5% of the thrift and bank deposits available in Monroe County.

Our primary strategy for increasing and retaining our customer base is to offer competitive deposit and loan rates and product features, delivered with exceptional customer service.  Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our role as a community bank.

Lending Activities

Our principal lending activity is the origination of first mortgage loans to purchase or refinance one-to-four-family residential real estate.  We also originate a significant number of home equity lines of credit and, to a lesser extent, multi-family residential, construction, commercial real estate and other loans (consisting of automobile, passbook, overdraft protection and unsecured loans).  At December 31, 2011, one-to-four-family residential real estate mortgage loans totaled $113.5 million, or 89.5% of our loan portfolio, home equity lines of credit totaled $9.4 million, or 7.4% of our loan portfolio, commercial real estate loans totaled $1.5 million, or 1.2% of our loan portfolio, and other loans totaled $2.3 million, or 1.9% of our loan portfolio.

Our strategic plan continues to focus on residential real estate lending whereby a portion of fixed-rate long term residential loan originations will be sold, on a servicing-retained basis, to increase non-interest income, a portion of fixed-rate FHA, VA, SONYMA or USDA loans will be sold, on a servicing-released basis, to increase non-interest income, and the remaining loans will be added to our loan portfolio for interest earning income. In 2011, we sold $11.8 million in long-term, fixed- rate one-to-four-family real estate loans and correspondent FHA mortgage loans in the secondary market. We also brokered $7.0 million of fixed-rate residential mortgage and FHA mortgage loans in 2011 to investors in the secondary market.  Our total loans sold and serviced as of December 31, 2011 were $19.9 million.  At December 31, 2011, the Bank had $1.5 million in loans held for sale comprised of FHA mortgage loans originated and closed by the Bank in the fourth quarter of 2011 that have been committed for sale in the secondary market and will be delivered and sold in the first quarter of 2012. We may experience declines in the residential mortgage loan portfolio during 2012 if the economy continues to weaken.  Additionally, based on our desired interest rate sensitivity position, we may increase the amount of residential mortgages we sell in the secondary market.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
One-to-four-family residential(1)	$113,538	89.5%	$102,295	89.3%	$104,960	90.2%	$123,880	91.4%	$113,267	91.2%
Home equity lines of credit	9,425	7.4	8,900	7.8	8,496	7.3	8,214	6.1	6,622	5.3
Multi-family residential	1,333	1.1	1,165	1.0	781	0.7	846	0.6	918	0.7
Construction(2)	938	0.7	652	0.6	170	0.1	316	0.2	1,114	0.9
Commercial	1,489	1.2	1,395	1.2	1,809	1.6	2,119	1.6	2,123	1.7
Other loans	64	0.1	73	0.1	91	0.1	148	0.1	200	0.2

Total loans receivable	$126,787	100.0%	114,480	100.0%	116,307	100.0%	135,523	100.0%	124,244	100.0%
Deferred loan origination costs	366		381		433		535		401
Allowance for loan losses	(411)		(384)		(368)		(345)		(319)

Total loans receivable, net	$126,742		$114,477		$116,372		$135,713		$124,326

(1) Includes $2.9 million, $3.2 million, $3.9 million, $4.7 million and $4.7 million of closed-end home equity loans at December 31, 2011, 2010, 2009, 2008 and 2007, respectively.
(2) Represents amounts disbursed at December 31, 2011, 2010, 2009, 2008 and 2007.

Loan Portfolio Maturities.  The following table summarizes the scheduled repayments of our gross loan portfolio at December 31, 2011.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2012.  Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One-to- Four Family Residential Real Estate Loans	Home Equity Lines of Credit	Multi- Family Residential Real Estate Loans	Construction Loans	Commercial Real Estate Loans	Other Loans	Total
	(In thousands)
Due During the Years Ending December 31,
2012	$64	$-	$-	$-	$-	$24	$88
2013	1,300	-	20	-	8	20	1,348
2014	840	-	25	-	-	11	876
2015 to 2016	1,027	-	104	-	101	9	1,241
2017 to 2021	18,111	4	103	-	497	-	18,715
2022 to 2026	27,368	175	-	205	579	-	28,327
2027 and beyond	64,828	9,246	1,081	733	304	-	76,192

Total	$113,538	$9,425	$1,333	$938	$1,489	$64	$126,787

The following table sets forth the scheduled repayments of fixed-rate and adjustable-rate loans at December 31, 2011 that are contractually due after December 31, 2012.

	Due After December 31, 2012
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
One-to-four-family residential	$108,730	$4,744	$113,474
Home equity lines of credit	-	9,425	9,425
Multi-family residential	947	386	1,333
Construction	938	-	938
Commercial	866	623	1,489
Other loans	40	-	40
Total	$111,521	$15,178	$126,699

One-to-four-Family Residential Real Estate Mortgage Loans.  Our primary lending activity is the origination of one-to-four-family residential real estate mortgage loans.  At December 31, 2011 $113.5 million, or 89.5%, of our total loan portfolio consisted of one-to-four-family residential real estate mortgage loans.  We offer conforming and non-conforming, fixed-rate and adjustable-rate residential real estate mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $750,000.

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

One-to-four-family residential real estate mortgage loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed-rate and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which at December 31, 2011 was $417,000 for single-family homes in our market area.  We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.”  We generally underwrite jumbo loans in a manner similar to conforming loans generally with increased rates.  These loans are generally eligible for sale to various firms that specialize in purchasing non-conforming loans.  Jumbo loans are not uncommon in our market area.  For first mortgage loans with loan-to-value ratios in excess of 80% we require private mortgage insurance.

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

During periods of low interest rates such as we experienced in 2011 and are currently experiencing at the beginning of 2012, we may sell a portion of our newly originated fixed-rate residential real estate mortgage loans.  During 2011, we sold $11.8 million in long-term fixed-rate residential mortgage loans and correspondent FHA loans in the secondary market, and generated $7.0 million in direct brokered loans. For the year ended December 31, 2011, we realized gains of $430,000 on the sale of loans, and we received servicing fees of $46,000.  As of December 31, 2011, the principal balance of loans serviced for others totaled $19.9 million.

We currently offer several adjustable-rate mortgage loans secured by residential properties with interest rates that are fixed for an initial period ranging from one year to ten years.  After the initial fixed period, the interest rate on adjustable-rate mortgage loans is generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board, subject to periodic and lifetime limitations on interest rate changes.  All of our traditional adjustable-rate mortgage loans with initial fixed-rate periods of one, three, five, seven and ten years have initial and periodic caps of two percentage points on interest rate changes, with a cap of six percentage points for the life of the loan.  Many of the borrowers who select these loans have shorter-term credit needs than those who select long-term, fixed-rate mortgage loans.  We do not offer “Option ARM” loans, where borrowers can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan.

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

Home Equity Lines of Credit.  We offer home equity lines of credit, which are primarily secured by a second mortgage on one-to-four-family residences.  At December 31, 2011 home equity lines of credit totaled $9.4 million, or 7.4% of total loans receivable.  At this date we had an additional $8.6 million of undisbursed home equity lines of credit.

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

Multi-Family Residential Loans.  Loans secured by multi-family real estate totaled $1.3 million, or 1.1% of the total loan portfolio at December 31, 2011.  Multi-family residential loans generally are secured by rental properties.  All multi-family residential loans are secured by properties located within our lending area.  At December 31, 2011, we had eight multi-family loans with an average principal balance of $167,000, and the largest multi-family real estate loan had a principal balance of $469,000.  At December 31, 2011, all of our loans secured by multi-family real estate were performing in accordance with their terms.   Multi-family real estate loans are offered with fixed and adjustable interest rates.  Multi-family real estate loans are originated for terms of up to 20 years.  Adjustable-rate multi-family real estate loans are tied to the average yield on U.S. Treasury securities, subject to periodic and lifetime limitations on interest rate changes.

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

Construction Loans.  We originate construction loans for the purchase of developed lots and for the construction of single-family residences.  Construction loans are offered to individuals for the construction of their personal residences by a qualified builder (construction/permanent loans).  At December 31, 2011, construction loans totaled $938,000, or 0.7% of total loans receivable.  At December 31, 2011, the additional unadvanced portion of these construction loans totaled $350,000.

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

Commercial Real Estate Loans.  At December 31, 2011, $1.5 million, or 1.2% of our total loan portfolio consisted of commercial real estate loans.  Commercial real estate loans are secured by office buildings, mixed use properties, places of worship and other commercial properties.  We generally originate adjustable-rate commercial real estate loans with maximum terms of up to 15 years.  The maximum loan-to-value ratio of commercial real estate loans is 70%.  At December 31, 2011, we had 11 commercial real estate loans with an average outstanding balance of $135,000.  At December 31, 2011, our largest loan secured by commercial real estate consisted of a $459,000 loan secured by an office building/warehouse. At December 31, 2011 all of our loans secured by commercial real estate were performing in accordance with their terms.

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

Other Loans.  We offer a variety of loans secured by property other than real estate.  These loans include automobile, passbook, overdraft protection and unsecured loans.  At December 31, 2011, these other loans totaled $64,000, or 0.1% of the total loan portfolio.

Loan Originations, Sales, and Servicing.  Lending activities are conducted by our loan personnel operating at our main and branch office locations and through our mortgage division’s three origination offices.  All loans that we originate are underwritten pursuant to our policies and procedures, which incorporate Freddie Mac underwriting guidelines to the extent applicable.  We originate both adjustable-rate and fixed-rate loans.  Our ability to originate fixed or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates.  Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in deceased loan demand. Our one-to-four-family residential real estate mortgage loan originations are generated by our in-house loan representatives; we receive referrals from existing or past customers, as well as local builders, real estate brokers, and attorneys.

Loans that we sell are sold without recourse.  Historically, we have retained the servicing rights on all residential real estate mortgage loans that we have sold.  At December 31, 2011, we were servicing loans owned by others with a principal balance of $19.9 million.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of un-remedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.  We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. We have not engaged in loan purchases or entered into loan participations in recent years.  The value of servicing rights was not material at December 31, 2011.

The following table shows our loan originations, sales and repayment activities for the years indicated.

	For the year ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)

Total loans at beginning of period	$114,480	$116,307	$135,523	$124,244	$121,121
Loan originations:
Real estate loans:
One-to four-family residential	44,188	35,418	26,303	25,479	19,198
Home equity lines of credit	3,471	1,658	1,199	2,184	1,431
Construction	2,702	2,489	1,485	2,818	-
Commercial	1,034	480	-	-	-
Other loans	56	55	56	129	113
Total loans originated	51,451	40,100	29,043	30,610	20,742

Sales and loan principal repayments:
Deduct:
Principal repayments	27,377	31,496	34,360	16,454	16,605
Loan sales	11,767	10,431	13,899	2,877	1,014
Net loan activity	12,307	(1,827)	(19,216)	11,279	3,123
Total loans at end of period	$126,787	$114,480	$116,307	$135,523	$124,244

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

Loans to One Borrower.  A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral, which generally does not include real estate.  At December 31, 2011, our loans to one borrower limit under this regulation was $5.2 million (including the additional amount).  Our policy provides that loans to one borrower (or related borrowers) should not exceed $750,000.  At December 31, 2011, we had one loan exceeding this amount for $910,000 which was secured by the borrower’s primary residence. This loan was performing in accordance with its terms.  Our next largest lending relationship to one borrower at December 31, 2011 totaled $646,000, and was also secured by the borrower’s primary residence. This loan was performing in accordance with its terms.

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

Loans are generally placed on non-accrual status when payment of principal or interest is more than 90 days delinquent, unless the loans are well-secured and in the process of collection.  Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt or if the loan has been restructured.  At December 31, 2011, 2010, 2009, 2008 and 2007, we had no restructured loans. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received.  The loan may be returned to accrual status if unpaid principal and interest are repaid so that the loan is less than 90 days delinquent and a satisfactory payment history has been established.  Loans not secured by real estate will be charged-off if they become 120 days past due. At December 31, 2011 we had one non-performing loan totaling $325,000.

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
One-to-four-family residential	$325	$—	$23	$121	$63
Home equity lines of credit	—	—	—	25	—
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Other loans	—	—	—	—	—
Total	325		23	146	63

Accruing loans 90 days or more past due:	—	—	—	—	—

Total non-performing loans	325	—	23	146	63

Foreclosed real estate	—	—	79	—	—
Other non-performing assets	—	—	—	—	—

Total non-performing assets	$325	$—	$102	$146	$63

Ratios:
Total non-performing loans to total loans	0.26%	0.00%	0.02%	0.11%	0.05%
Total non-performing loans to total assets	0.15%	0.00%	0.01%	0.07%	0.04%
Total non-performing assets to total assets	0.15%	0.00%	0.05%	0.07%	0.04%

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at the dates indicated.

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
At December 31, 2011	(Dollars in thousands)
Real estate loans:
One-to-four-family residential	—	$—	1	$325	1	$325
Home equity lines of credit	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	—	$—	1	$325	1	$325

At December 31, 2010
Real estate loans:
One-to-four-family residential	1	$57	—	$—	1	$57
Home equity lines of credit	2	116	—	—	2	116
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	3	$173	—	$—	3	$173

At December 31, 2009
Real estate loans:
One-to-four-family residential	2	$224	1	$23	3	$247
Home equity lines of credit	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans			—	—	—	—
Total	2	$224	1	$23	3	$247

At December 31, 2008
Real estate loans:
One-to-four-family residential	4	$59	1	$121	5	$180
Home equity lines of credit	1	17	1	25	2	42
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans	1	1	—	—	1	1
Total	6	$77	2	$146	8	$223

At December 31, 2007
Real estate loans:
One-to-four-family residential	8	$358	1	$63	9	$421
Home equity lines of credit	4	64	—	—	4	64
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	12	$422	1	$63	13	$485

Foreclosed Real Estate.  Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until sold.  When property is acquired it is recorded at the estimated fair market value less cost to sell at the date of foreclosure, establishing a new cost basis.  Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property.  Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At December 31, 2011, we had no foreclosed real estate.

Classification of Assets.  Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.  Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.  As of December 31, 2011, we had no assets designated as special mention.

When we classify assets as either special mention, substandard, doubtful, or loss we allocate a portion of the related general loss allowances to such assets as we deem prudent.  The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date.  Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the Office of the Comptroller of the Currency (“OCC”), which can require that we establish additional loss allowances.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of our review of our assets, at December 31, 2011, classified assets consisted of one substandard asset totaling $325,000, and no assets classified as doubtful or loss.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as special mention, substandard, doubtful, or loss.  For such loans that are also classified as impaired, an allowance is generally established when the collateral value of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures unless they are subject to a troubled debt restructuring.

We periodically evaluate the carrying value of loans and the allowance is adjusted accordingly.  While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  In addition, as an integral part of their examination process, the Office of The Comptroller of the Currency (“OCC”) periodically reviews the allowance for loan losses.  The OCC may require us to recognize additions to the allowance based on their analysis of information available to them at the time of their examination.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Balance at beginning of year	$384	$368	$345	$319	$322

Charge-offs:
Real estate loans:
One-to-four-family residential	3	5	5	—	—
Home equity lines of credit	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Other loans	—	—	—	—	3
Total charge-offs	3	5	5	—	3

Recoveries	—	—	—	2	—
Provision for loan losses	30	21	28	24	—

Balance at end of year	$411	$384	$368	$345	$319

Ratios:
Net charge-offs to average loans outstanding	0.00%	0.00%	0.00%	0.00%	0.00%
Allowance for loan losses to non-performing loans at end of year	126.60%	0.00%	1600.00%	236.30%	506.35%
Allowance for loan losses to total loans at end of year	0.32%	0.34%	0.32%	0.25%	0.26%

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

	At December 31,
	2011			2010			2009
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)

Real estate loans:
One-to-four-family residential	$289	70.3%	89.5%	$242	63.0%	89.3%	$210	57.1%	90.2%
Home equity lines of credit	47	11.4	7.4	55	14.3	7.8	64	17.4	7.3
Multi-family residential	10	2.4	1.1	9	2.3	1.0	6	1.6	0.7
Construction	5	1.2	0.7	3	0.8	0.6	1	0.3	0.1
Commercial	15	3.7	1.2	14	3.7	1.2	16	4.3	1.6
Other loans	1	0.3	0.1	1	0.3	0.1	1	0.3	0.1
Total allocated allowance	367	89.3	100.0	324	84.4	100.0	298	81.0	100.0
Unallocated allowance	44	10.7	0.0	60	15.6	0.0	70	19.0	—
Total allowance for loan losses	$411	100.0%	100.0%	$384	100.0%	100.0%	$368	100.0%	100.0%

	At December 31,
	2008			2007
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)

Real estate loans:
One-to-four-family residential	$247	71.6%	91.4%	$218	68.3%	91.2%
Home equity lines of credit	67	19.4	6.1	67	21.0	5.3
Multi-family residential	6	1.7	0.6	7	2.2	0.7
Construction	2	0.6	0.2	5	1.6	0.9
Commercial	20	5.8	1.6	21	6.6	1.7
Other loans	1	0.3	0.1	1	0.3	0.2
Total allocated allowance	343	99.4	100.0	319	100.0	100.0
Unallocated allowance	2	0.6	—	—	—	—
Total allowance for loan losses	$345	100.0%	100.0%	$319	100.0%	100.0%

Investments

Our board of directors is responsible for approving and overseeing our investment policy.  The investment policy is reviewed at least annually by management and any changes to the policy are recommended to the board of directors and are subject to its approval.  This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, the ability to provide collateral for pledging requirements, and consistency with our interest rate risk management strategy.  Our asset/liability management committee, which consists of our Chief Executive Officer, Chief Financial Officer, and other members of management, oversees our investing activities and strategies.  All transactions are formally reviewed by the board of directors at least quarterly.  Any investment which, subsequent to its purchase, fails to meet the guidelines of the policy is reported to the asset/liability management committee, which decides whether to hold or sell the investment.

Our current investment policy permits us to invest in debt securities issued by the U.S. Government, agencies of the U.S. Government or U.S. Government-sponsored enterprises.  The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. We also may hold investments in New York State municipal obligations.  The investment policy also permits investments in asset-backed securities, pooled trust preferred securities, bankers’ acceptances, money market funds, term federal funds, repurchase agreements and reverse repurchase agreements.

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

At December 31, 2011 our investment portfolio classified as available for sale consisted of: $33.7 million, or 15.1% of total assets, of U.S. Government and agency obligations with a fair value of $33.9 million; $30.6 million, or 13.7% of total assets, of mortgage-backed securities guaranteed by Fannie Mae, Ginnie Mae, Federal Farm Credit and Freddie Mac with a fair value of $31.0 million; and $3.4 million, or 1.5% of total assets, of SBA pools with a fair value of $3.5 million.   Our investment portfolio classified as held to maturity consisted of: $4.2 million, or 1.9% of total assets, of mortgage-backed securities guaranteed by Fannie Mae, Ginnie Mae, Federal Farm Credit and Freddie Mac with a fair value of $4.4 million; and $3.0 million, or 1.3% of total assets, of State and Municipal securities with a fair value of $3.1 million.

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

The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.

	At December 31,
	2011		2010		2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Securities held to maturity:
State and Municipal securities	$2,970	$3,079	$2,265	$2,205	$—	$—
Mortgage-backed securities - residential	4,260	4,420	4,918	5,100	6,098	6,183
Total securities held to maturity	$7,230	$7,499	$7,183	$7,305	$6,098	$6,183

Securities available for sale:
U.S. Government and agency obligations	$33,688	$33,852	$39,764	$39,336	$54,842	$54,629
Mortgage-backed securities - residential	30,578	31,055	28,882	29,361	20,369	20,842
SBA pools	3,444	3,503	3,886	3,937	—	—
Equity Securities	—	—	—	—	9	12
Total securities available for sale	$67,710	$68,410	$72,532	$72,634	$75,220	$75,483

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at December 31, 2011 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  The State and Municipal securities have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Securities held to maturity:
State and Municipal securities	$—	—%	$1,623	1.49%	$1,347	2.52%	$—	—%	$2,970	$3,079	1.96%
Mortgage-backed securities	—	—%	—	—%	—	—%	4,260	2.15%	4,260	4,420	2.15%
Total securities held to maturity	$—	—%	$1,623	1.49%	$1,347	2.52%	$4,260	2.15%	$7,230	$7,499	2.07%

Securities available for sale:
U.S. Government and agency obligations	$—	—%	$2,500	1.42%	$14,373	2.02%	$16,815	1.74%	$33,688	$33,852	1.84%
Mortgage-backed securities	—	—%	—	—%	—	—%	30,578	2.20%	30,578	31,055	2.20%
SBA pools	—	—%	—	—%	—	—%	3,444	1.75%	3,444	3,503	1.75%
Total securities available for sale	$—	—%	$2,500	1.42%	$14,373	2.02%	$50,837	2.02%	$67,710	$68,410	2.00%

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

At December 31, 2011, our deposits totaled $175.1 million.  Specifically, at December 31, 2011, NOW accounts totaled $13.5 million, savings accounts totaled $36.0 million, money market accounts totaled $24.5 million and non-interest bearing checking accounts totaled $4.5 million. At December 31, 2011, certificates of deposit, including individual retirement accounts (all of which were certificate of deposit accounts), totaled $96.6 million, of which $51.0 million had remaining maturities of one year or less.  Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the years indicated.

	For the Years Ended December 31,
	2011			2010			2009
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
NOW	$12,459	7.6%	0.36%	$10,211	6.3%	0.61%	$8,333	5.8%	0.67%
Savings	26,437	16.0	0.45	26,466	16.3	0.75	17,392	12.1	0.84
Money market	26,254	15.9	0.54	25,970	16.0	0.92	20,868	14.5	1.61
Individual retirement accounts	18,353	11.1	2.22	18,171	11.2	2.80	17,681	12.3	3.67
Certificates of deposit	77,235	46.9	1.54	77,237	47.7	1.96	76,104	52.8	2.92
Non-interest bearing demand deposits	4,046	2.5	-	4,061	2.5	—	3,620	2.5	—

Total deposits	$164,784	100.0%	1.15%	$162,116	100.0%	1.56%	$143,998	100.0%	2.37%

As of December 31, 2011, the aggregate amount of our outstanding certificates of deposit, including our individual retirement accounts, in amounts greater than or equal to $100,000 was approximately $30.8 million.  The following table sets forth the maturity of those certificates as of December 31, 2011.

At December 31, 2011
(In thousands)

Three months or less	$4,702
Over three months through six months	5,645
Over six months through one year	3,975
Over one year to three years	12,278
Over three years	4,197

Total	$30,797

The following table sets forth, by interest rate ranges, information concerning the period to maturity of our certificates of deposit, including our individual retirement accounts.

	At December 31, 2011
	Period to Maturity
	Less Than or	More Than	More Than
	Equal to	One to	Two to	More Than		Percent of
	One Year	Two Years	Three Years	Three Years	Total	Total
			(Dollars in thousands)
Interest Rate Range:
0.99% and below	$17,266	$8,466	$208	$50	$25,990	26.9%
1.00% to 1.99%	23,507	16,817	3,229	4,919	48,472	50.2
2.00% to 2.99%	6,598	4,064	2,339	4,847	17,848	18.5
3.00% to 3.99%	194	709	-	-	903	0.9
4.00% to 4.99%	1,789	12	-	30	1,831	1.9
5.00% to 5.99%	1,597	-	-	-	1,597	1.6

Total	$50,951	$30,068	$5,776	$9,846	$96,641	100.0%

The following table sets forth our time deposits, including our individual retirement accounts classified by interest rate range at the dates indicated.

	At December 31,
	2011	2010	2009
	(In thousands)
Interest Rate Range:
0.99% and below	$25,990	$21,094	$6,158
1.00% to 1.99%	48,472	44,646	28,771
2.00% to 2.99%	17,848	21,406	25,890
3.00% to 3.99%	903	1,315	21,980
4.00% to 4.99%	1,831	4,081	8,239
5.00% to 5.99%	1,597	2,520	3,106

Total	$96,641	$95,062	$94,144

Borrowings.  Our borrowings consist primarily of loans, commonly referred to as advances, from the Federal Home Loan Bank of New York.  At December 31, 2011, we had the ability to borrow approximately $83.6 million under our credit facilities with the Federal Home Loan Bank of New York of which $24.5 million was advanced.  Borrowings from the Federal Home Loan Bank of New York are secured by our investment in the common stock of the Federal Home Loan Bank of New York as well as by a blanket pledge of our mortgage portfolio not otherwise pledged.

In July 2010, the Company restructured a portion of its Federal Home Loan Bank advances by repaying $13.2 million of existing borrowings and replacing these borrowings with $13.2 million of new, lower cost FHLB advances. This transaction resulted in $638,000 in prepayment penalties that were  deferred and are being recognized in interest expense as an adjustment to the cost of the Company’s new borrowings over the repayment period of these new borrowings. The borrowings which we refinanced were a combination of fixed-rate and amortizing advances with an average cost of 4.29% and an average duration of 1.47 years. The new borrowings are all fixed-rate borrowings with an average cost of 3.09% including the deferred adjustment to the carrying value of the new borrowings. The $13.2 million of new advances have an average duration of 3.11 years.   The relevant accounting treatment for this transaction was an interpretation of the guidance provided in ASC 470-50. This transaction was executed as an earnings and interest rate risk strategy, resulting in lower FHLB advance costs and an extension of average duration. At December 31, 2011, there was $347,000 remaining in deferred prepayment penalties that will be recognized in interest expense as an adjustment to the Company’s borrowings in future periods.

The Company also has a repurchase agreement with Morgan Keegan providing an additional $10.0 million in liquidity collateralized by the Company’s U.S. Government obligations. There were no advances outstanding under the repurchase agreement at December 31, 2011.

Subsidiary Activities

Oakleaf Services Corporation, Fairport Savings Bank’s subsidiary, provides investment advisory services to our customers by providing annuities, insurance products and mutual funds.  At December 31, 2011 we had a $50,000 investment in Oakleaf Services Corporation, and during the year ended December 31, 2011, we derived $62,000 of fee income from Oakleaf Services Corporation.

Personnel

As of December 31, 2011, we had 57 full-time employees and 10 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that our relationship with our employees is good.

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

Method of Accounting.  For federal income tax purposes, FSB Community Bankshares, MHC currently reports its income and expenses on the accrual basis of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Bad Debt Reserves.  Historically, Fairport Savings Bank was subject to special provisions in the tax law applicable to qualifying savings associations regarding allowable tax bad debt deductions and related reserves.  Tax law changes were enacted in 1996 that eliminated the ability of savings associations to use the percentage of taxable income method for computing tax bad debt reserves for tax years after 1995, and required recapture into taxable income over a six-year period of all bad debt reserves accumulated after a savings association’s last tax year beginning before January 1, 1988.  At December 31, 2011, Fairport Savings Bank had recaptured all amounts that resulted from these changes in the tax law.  FSB Community Bankshares, Inc. uses the specific charge-off method to account for tax bad debt deductions.

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

At December 31, 2011, the total federal pre-base year bad debt reserve of Fairport Savings Bank was approximately $1.5 million.

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

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At December 31, 2011, our consolidated group had net operating loss carry-forwards of $447,082 for federal income tax purposes.

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

SUPERVISION AND REGULATION

General

FSB Community Bankshares, Inc. (“FSB Community Bankshares”) is a savings and loan holding company, and is required to file certain reports with, and is subject to examination by, and otherwise must comply with the rules and regulations of the Board of Governors of the Federal Reserve System (“FRB”).  FSB Community Bankshares is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Fairport Savings Bank is examined and supervised by the Office of the Comptroller of the Currency (“OCC”) and is subject to examination by the Federal Deposit Insurance Corporation (“FDIC”).  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating).  Under federal law, an institution may not disclose its CAMELS rating to the public.  Fairport Savings Bank also is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System.  Fairport Savings Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters.  The OCC will examine Fairport Savings Bank and prepare reports for the consideration of its board of directors on any operating deficiencies.  Fairport Savings Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Fairport Savings Bank’s mortgage documents.

Any change in these laws or regulations, whether by the FDIC, the OCC or Congress, could have a material adverse impact on FSB Community Bankshares, Inc., Fairport Savings Bank and their operations.

FSB Community Bankshares, Inc. and FSB Community Bankshares, MHC, as savings and loan holding companies, are required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations of the FRB.  FSB Community Bankshares, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

Federal Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), enacted on July 21, 2010, is significantly changing the bank regulatory structure and affecting the lending, investment, trading and operating activities of depository institutions and their holding companies.  The Dodd-Frank Act eliminated our former primary federal regulator, the Office of Thrift Supervision, and required Fairport Savings Bank to be regulated by the OCC (the primary federal regulator for national banks). The Dodd-Frank Act also authorized the FRB to supervise and regulate all savings and loan holding companies, including mutual holding companies and their mid-tier holding companies, like FSB Community Bankshares, MHC (the “MHC”) and FSB Community Bankshares, in addition to bank holding companies which the FRB already regulated.   The Dodd-Frank Act requires the FRB to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect on July 21, 2010, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months from the enactment of the Dodd-Frank Act that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

Additionally, as a result of the Dodd-Frank Act, the MHC will be required to obtain the approval of the FRB in the event that FSB Community Bankshares were to pay a cash dividend to shareholders and the MHC wished to waive its receipt of any such dividend. For additional discussion regarding the waiver of dividends by the MHC, see “–Holding Company Regulation–Waivers of Dividend by FSB Community Bankshares, MHC.”

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with substantial power to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets such as the Bank will continue to be examined by their applicable federal bank regulators.  The legislation also weakened the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments.  The legislation also directed the FRB to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.  The Dodd-Frank Act provided for originators of certain securitized loans to retain a percentage of the risk for transferred loans, directed the FRB to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

Many of the provisions of the Dodd-Frank Act have delayed effective dates and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the substance and scope of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations will increase our operating and compliance costs.

Federal Banking Regulation

Business Activities.  A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and Federal regulations. Under these laws and regulations, Fairport Savings Bank may invest in: mortgage loans secured by residential real estate without limitation as a percentage of assets; non-residential real estate loans up to 400% of capital in the aggregate; commercial business loans up to 20% of assets in the aggregate; consumer loans up to 35% of assets in the aggregate; and certain types of debt securities and certain other assets.  Fairport Savings Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Fairport Savings Bank, including real estate investment and securities and insurance brokerage. The Dodd-Frank Act authorized the payment of interest on commercial checking accounts effective July 21, 2011.

Capital Requirements.  Federal regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings associations receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the applicable regulatory agency, based on the risks believed inherent in the type of asset.  Core capital is defined as common shareholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available for sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  Additionally, a savings association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings association.

The following table shows Fairport Savings Bank’s Tangible capital, Core capital, Tier-1 risk based capital and Total Risk Based capital ratios at December 31, 2011.

	As of December 31, 2011
	Capital	Percent of Assets (1)	Required Percent of Assets (1)
	(Dollars in thousands)

Tangible capital	$16,768	7.63%	1.5%
Core capital	16,768	7.63	4.0
Tier 1 risk-based capital	16,768	18.98	4.0
Total risk-based capital	17,179	19.45	8.0

(1)
Tangible capital levels are shown as a percentage of tangible assets. Core capital levels are shown as a percentage of total adjusted assets.  Total risk-based capital levels are shown as a percentage of risk-weighted assets.

As the table shows, at December 31, 2011, Fairport Savings Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower.  Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2011, Fairport Savings Bank’s largest lending relationship with a single or related group of borrowers was a residential mortgage loan totaling $910,000 which represented 4.4% of unimpaired capital and surplus, and therefore, Fairport Savings Bank was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made non-compliance with the QTL Test potentially subject to agency enforcement action for a violation of law.  At December 31, 2011, Fairport Savings Bank maintained approximately 89.96% of its portfolio assets in qualified thrift investments, and therefore satisfied the QTL test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account.  A savings association must file an application for approval of a capital distribution if:

●
the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

●	the savings association would not be at least adequately capitalized following the distribution;
●	the distribution would violate any applicable statute, regulation, agreement or condition imposed by a regulator; or
●	the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the FRB at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The OCC and FRB have established similar criteria for approving an application or notice and may disapprove a notice or application if:

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

Liquidity.  A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.  We seek to maintain a ratio of 5.0% or greater of liquid assets to total assets.  For the year ended December 31, 2011, our liquidity ratio averaged 29.75%.  We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2011.

Community Reinvestment Act and Fair Lending Laws.  All savings associations have a responsibility under the Community Reinvestment Act and Federal regulations to help meet the credit needs of their communities, including low and moderate-income neighborhoods.  In connection with its examination of a federal savings association, the OCC is required to assess the savings association’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.  Fairport Savings Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties.  A federal savings association’s authority to engage in transactions with its affiliates is limited by FRB regulations and by Sections 23A and 23B of the Federal Reserve Act and it’s implementing Regulation W.  An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Fairport Savings Bank.  FSB Community Bankshares, Inc. is an affiliate of Fairport Savings Bank.  In general, loan transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements.  In this regard, transactions between an insured depository institution and its affiliates are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates.  Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings association.  In addition, Federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.  Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  Savings associations are required to maintain detailed records of all transactions with affiliates.

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

Enforcement.  The OCC has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including shareholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day.  The FDIC also has the authority to terminate deposit insurance or to recommend to the OCC that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.

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

Prompt Corrective Action Regulations.  Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized savings associations.  For this purpose, a savings association is placed in one of the following five categories based on the savings association’s capital:

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

Generally, the banking regulator is required to appoint a receiver or conservator for a savings association that is “critically undercapitalized” within specific time frames.  The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date a savings association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings association will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings association.  Any holding company for the savings association required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings association’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the savings association to adequately capitalized status.  This guarantee remains in place until the OCC notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OCC has the authority to require payment and collect payment under the guarantee.  Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings association, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations.  The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2011, Fairport Savings Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008.  Also, under the Dodd-Frank Act, noninterest-bearing checking accounts have unlimited deposit insurance through December 31, 2012.

On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.   Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates.  In addition, a 5% annual growth in the assessment base was assumed.  Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future.  Any unused prepayments will be returned to the institution on June 30, 2013.  On December 30, 2009, the Bank prepaid $793,000 in estimated assessment fees for the fourth quarter of 2009 through 2012.

Effective April 1, 2011, the FDIC implemented a requirement of the Dodd-Frank Act to revise its assessment system to base it on each institution’s total assets less tangible capital of each institution instead of deposits.  The FDIC also revised its assessment schedule so that it ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Bank does not believe that it is taking or is subject to any action, condition or violation that could lead to termination of its deposit insurance.

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2011, the annualized FICO assessment was equal to 1.00 cents for each $100 in domestic deposits maintained at an institution.  Assessments related to the FICO bond obligations were not subject to the December 30, 2009 prepayment.

For the year ended December 31, 2011, the Bank paid $15,000 related to the FICO bonds and $142,000 pertaining to deposit insurance assessments.  Deposit insurance assessments were prepaid in December 2009, for calendar years 2010 through 2012, while FICO bond payments were prepaid, one quarter in advance.

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

Federal Home Loan Bank System.  Fairport Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of New York, Fairport Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 1/20 of its borrowings from the Federal Home Loan Bank, or 0.3% of assets, whichever is greater.  As of December 31, 2011, Fairport Savings Bank was in compliance with this requirement.

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

●
Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions, including savings and loan associations, in preventing the use of our financial system to fund terrorist activities.  Among other provisions, the USA PATRIOT Act and the related regulations of the OCC require savings associations operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations; and

●
The Gramm-Leach-Bliley Act, which placed limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General.  FSB Community Bankshares, Inc. is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act.  As such, FSB Community Bankshares, Inc. is registered with the FRB and subject to FRB regulations, examinations, supervision and reporting requirements.  In addition, the FRB has enforcement authority over FSB Community Bankshares, Inc. and its uninsured subsidiaries.  Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Permitted Activities.  Pursuant to Section 10(o) of the Home Owners’ Loan Act and FRB regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as FSB Community Bankshares, Inc. may engage in the following activities: (i) investing in the stock of a savings bank; (ii) acquiring a mutual association through the merger of such association into a savings bank subsidiary of such holding company or an interim savings bank subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings bank; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings bank under federal law or under the law of any state where the subsidiary savings bank or associations share their home offices; (v) furnishing or performing management services for a savings bank subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings bank subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity: (a) that the FRB, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (b) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director.  The Dodd-Frank Act added that any savings and loan holding company that engages in activities permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity.  If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and has a period of two years to cease any nonconforming activities and divest any nonconforming investments.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including FSB Community Bankshares, Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the FRB.  It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act, or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the FRB must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The FRB is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital.  Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to depository institutions themselves.  Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently permitted for bank holding companies. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.  There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Dividends.  The FRB has issued a policy guidance regarding the payment of dividends by bank holding companies that it has made applicable to savings and loan holding companies as well.  In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  FRB guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  These regulatory policies could affect the ability of FSB Community Bankshares to pay dividends or otherwise engage in capital distributions.

Source of Strength.  The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Waivers of Dividends by FSB Community Bankshares, MHC. The Dodd-Frank Act requires federally chartered mutual holding companies to give the FRB notice before waiving the receipt of dividends. In the past, the FRB generally has not allowed dividend waivers by mutual bank holding companies and, therefore, there can be no assurance that the FRB would approve dividend waivers by FSB Community Bankshares, MHC, or what conditions the FRB may place on any dividend waivers, in the event that FSB Community Bankshares were to declare and pay a dividend to its shareholders.

Conversion of FSB Community Bankshares, MHC to Stock Form.  FRB regulations permit FSB Community Bankshares, MHC to convert from the mutual form of organization to the capital stock form of organization.  There can be no assurance when, if ever, a conversion transaction would occur, and the board of directors has no current intention or plan to undertake a conversion transaction.  In a conversion transaction a new stock holding company would be formed as the successor to FSB Community Bankshares, Inc., FSB Community Bankshares, MHC’s corporate existence would end, and certain depositors and borrowers of Fairport Savings Bank would receive the right to subscribe for additional shares of the new holding company.  In a conversion transaction, each share of common stock held by shareholders other than FSB Community Bankshares, MHC would be automatically converted into a number of shares of common stock of the new holding company determined pursuant an exchange ratio that ensures that shareholders other than FSB Community Bankshares, MHC own the same percentage of common stock in the new holding company as they owned in FSB Community Bankshares, Inc. immediately prior to the conversion transaction, subject to adjustment for any assets held by FSB Community Bankshares, MHC.

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

ITEM 1A.                   RISK FACTORS

Not applicable.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

We operate from our main office in Fairport, New York which we own, our four branch offices,  located in the towns of Penfield, Irondequoit, Webster, and Perinton and our three mortgage origination offices, each of which is leased, located in the towns of Pittsford, Canandaigua, and Watertown.  The consolidated net book value of our premises, land and equipment was $3.7 million at December 31, 2011.  The following is a list of our locations:

Fairport (Main Office) 45 South Main Street Fairport, New York 14450 (585) 223-9080	Penfield 2163 Rte 250 Fairport, New York 14450 (585) 377-8970	Irondequoit 2118 Hudson Ave. Irondequoit, New York 14617 (585) 266-4100	Webster 1075 Ridge Road East Suite 100 Webster, New York 14580 (585) 872-0100

Pittsford 1173 Pittsford Victor Rd, Suite 150 Pittsford, New York 14534 (585) 381-4040	Canandaigua 502 South Main Street Canandaigua, New York 14424 (585) 305-2470	Watertown 19805 Orchard Drive Watertown, New York 13601 (315) 783-5628	Perinton 6797 Pittsford-Palmyra Rd Fairport, New York 14450 (585) 223-2200

ITEM 3.                      LEGAL PROCEEDINGS

We are periodically involved in various claims and lawsuits that arise incident to our financial services business. At December 31, 2011 we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
                                    SECURITIES

(a)           The information required by this item is incorporated by reference to our Annual Report to Shareholders. No equity securities were sold during the year ended December 31, 2011 that were not registered under the Securities Act.

(b)           Not applicable.

(c)           FSB Community Bankshares, Inc. did not repurchase any of its equity securities during the year ended December 31, 2011

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.”  Based on the assessment, management determined that, as of December 31, 2011, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only management’s report in this annual report.

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

ITEM 15.                     EXHIBITS

The following exhibits are either filed or attached as part of this report or are incorporated herein by reference:

3.1	Charter of FSB Community Bankshares, Inc. (1)

3.2	Bylaws of FSB Community Bankshares, Inc. (1)

4	Form of common stock certificate of FSB Community Bankshares, Inc. (1)

10.1	Employment Agreement of Dana C. Gavenda (2)

10.2	Supplemental Executive Retirement Plan (1, 4, 5)

10.3	Employee Stock Ownership Plan (1)

13	Portions of Annual Report to Shareholders

14	Code of Ethics (3)

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to the Registration Statement on Form SB-2 of FSB Community Bankshares, Inc. (File No. 333-141380), originally filed with the Securities and Exchange Commission on March 16, 2007.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2009.
(3)	Available on our website at www.fairportsavingsbank.com.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2010.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2011.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSB Community Bankshares, Inc.

Date: March 28, 2012		By:	/s/ Dana C. Gavenda
Dana C. Gavenda, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dana C. Gavenda	By:	/s/ Lowell T. Twitchell
	Dana C. Gavenda, President, and Chief Executive Officer		Lowell T. Twitchell
	(Principal Executive Officer)		Chairman of the Board

Date: March 28, 2012			Date: March 28, 2012

By:	/s/ Kevin D. Maroney	By:	/s/ Gary Lindsay
	Kevin D. Maroney, Executive Vice President and Chief Financial Officer		Gary Lindsay
	(Principal Financial and Accounting Officer)		Director

	Date: March 28, 2012		Date: March 28, 2012

By:	/s/ Terence O’Neil	By:	/s/ Alicia H. Pender
	Terence O’Neil		Alicia H. Pender
	Vice Chairman of the Board		Director

Date: March 28, 2012		Date: March 28, 2012

By:	/s/ James E. Smith	By:	/s/ Lowell C. Patric
	James E. Smith		Lowell C. Patric
	Director		Director

Date: March 28, 2012		Date: March 28, 2012

By:	/s/ Robert W. Sturn	By:	/s/ Charis W. Warshof
	Robert W. Sturn		Charis W. Warshof
	Director		Director

Date: March 28, 2012		Date: March 28, 2012