Form 10-Q
period 2012-03-31
FSB Community Bankshares Inc
filed 2012-05-14
CIK 1389797

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012
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

As of May 14, 2012 there were 1,785,000 shares of the Registrant’s common stock, par value $0.10 per share, outstanding, 946,050 of which were held by FSB Community Bankshares, MHC, the Registrant’s mutual holding company.

FSB Community Bankshares, Inc.
FORM 10-Q

Part I. Financial Information

Item 1. Consolidated Financial Statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Balance Sheets
March 31, 2012 and December 31, 2011 (unaudited)
(Dollars in thousands, except share data)

	March 31, 2012	December 31, 2011

Assets
Cash and due from banks	$1,360	$799
Interest-earning demand deposits	6,983	8,238
Cash and Cash Equivalents	8,343	9,037

Securities available for sale	60,042	68,410
Securities held to maturity (fair value 2012 $7,448; 2011 $7,499)	7,168	7,230
Investment in FHLB stock	1,263	1,401
Loans held for sale	1,160	1,535
Loans receivable, net of allowance for loan losses (2012 $404; 2011 $411)	129,939	126,742
Bank owned life insurance	3,293	3,265
Accrued interest receivable	731	884
Premises and equipment, net	3,548	3,654
Prepaid FDIC premium	402	437
Other assets	719	656
Total Assets	$216,608	$223,251

Liabilities & Stockholders’ Equity
Liabilities

Deposits:
Non-interest-bearing	$4,871	$4,523
Interest-bearing	167,060	170,579
Total Deposits	171,931	175,102

Borrowings	21,163	24,178
Advances from borrowers for taxes and insurance	1,464	2,059
Official bank checks	869	342
Other liabilities	551	727
Total Liabilities	195,978	202,408

Stockholders’ Equity

Preferred Stock- no par value- 1,000,000 shares authorized; no shares issued and outstanding	-	-

Common Stock- $0.10 par value – 10,000,000 shares authorized; 1,785,000 shares issued and outstanding	179	179
Additional paid-in-capital	7,259	7,262
Retained earnings	13,352	13,465
Accumulated other comprehensive income	356	462
Unearned ESOP shares – at cost	(516)	(525)
Total Stockholders’ Equity	20,630	20,843

Total Liabilities and Stockholders’ Equity	$216,608	$223,251

See accompanying notes to consolidated financial statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Income
Three Months Ended March 31, 2012 and 2011 (unaudited)
(Dollars in thousands, except per share data)

	2012	2011

Interest and Dividend Income
Loans	$1,580	$1,524
Securities – taxable	174	264
Securities – tax exempt	15	12
Mortgage-backed securities	192	240
Other	2	2
Total Interest and Dividend Income	1,963	2,042

Interest Expense
Deposits	447	505
Borrowings	210	229
Total Interest Expense	657	734

Net Interest Income	1,306	1,308
Provision for Loan Losses	8	8
Net Interest Income After Provision for Loan Losses	1,298	1,300

Other Income
Service fees	47	44
Fee income	25	3
Realized gain on sale of securities	266	-
Increase in cash surrender value of bank owned life insurance	28	30
Realized gain on sale of loans	127	46
Mortgage fee income	86	55
Other	33	30
Total Other Income	612	208

Other Expense
Salaries and employee benefits	981	855
Occupancy expense	216	173
Data processing costs	21	27
Advertising	64	43
Equipment expense	151	125
Electronic banking	11	22
Directors’ fees	32	32
Mortgage fees and taxes	69	55
FDIC premium expense	38	70
Audit and taxes	28	34
FHLB prepayment penalty	268	-
Other expense	215	161
Total Other Expense	2,094	1,597

Loss Before Income Taxes	(184)	(89)

Benefit for Income Taxes	(71)	(43)

Net Loss	$(113)	$(46)
Loss per common share	$(0.07)	$(0.03)

See accompanying notes to consolidated financial statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2012 and 2011 (unaudited)
(Dollars in thousands)

	2012	2011

Other Comprehensive Loss Net of Tax
Net unrealized gains (losses) for the period on available for sale securities	$106	$(347)
Reclassification adjustment for realized gains included in net loss	(266)	-
Other Comprehensive Loss, Before Tax	(160)	(347)

Income Tax Benefit Related to Other Comprehensive Loss	54	118
Other Comprehensive Loss, Net of Tax	(106)	(229)

Net Loss	(113)	(46)
Comprehensive Loss	$(219)	$(275)

See accompanying notes to consolidated financial statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2012 and 2011 (unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Total
Balance – January 1, 2011	$179	$7,269	$13,537	$67	$(560)	$20,492

Comprehensive loss:
Net loss	-	-	(46)	-	-	(46)
Other comprehensive loss, net of tax	-	-	-	(229)	-	(229)
Total Comprehensive Loss						(275)
ESOP shares committed to be released (875 shares)	-	(1)	-	-	9	8
Balance – March 31, 2011	$179	$7,268	$13,491	$(162)	$(551)	$20,225

Balance – January 1, 2012	$179	$7,262	$13,465	$462	$(525)	$20,843

Comprehensive loss:
Net loss	-	-	(113)	-	-	(113)
Other comprehensive loss, net of tax	-	-	-	(106)	-	(106)
Total Comprehensive Loss						(219)
ESOP shares committed to be released (875 shares)	-	(3)	-	-	9	6
Balance – March 31, 2012	$179	$7,259	$13,352	$356	$(516)	$20,630

See accompanying notes to consolidated financial statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Cash Flows
 Three Months Ended March 31, 2012 and 2011 (unaudited)
 (Dollars in thousands)

	2012	2011
Cash Flows From Operating Activities
Net loss	$(113)	$(46)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net amortization of premiums and discounts on investments	195	174
Gain on sale of securities	(266)	-
Gain on sale of loans	(127)	(46)
Proceeds from loans sold	3,622	83
Loans originated for sale	(3,120)	(37)
Amortization of net deferred loan origination costs	5	5
Amortization of premium on FHLB advances	50	49
FHLB prepayment penalty	268	-
Depreciation and amortization	132	98
Provision for loan losses	8	8
Expense related to ESOP	6	8
Deferred income tax benefit	(88)	(59)
Earnings on investment in bank owned life insurance	(28)	(30)
Decrease in accrued interest receivable	153	59
Decrease in prepaid FDIC premium	35	65
Decrease (increase) in other assets	(63)	360
Decrease in other liabilities	(34)	(109)
Net Cash Provided By Operating Activities	635	582

Cash Flows From Investing Activities
Purchases of securities available for sale	(9,838)	(5,544)
Proceeds from maturities and calls of securities available for sale	10,218	5,500
Proceeds from sales of securities available for sale	5,757	-
Proceeds from principal paydowns on securities available for sale	2,146	1,732
Proceeds from principal paydowns on securities held to maturity	58	139
Net increase in loans	(3,520)	(1,517)
Proceeds from sale of foreclosed real estate	310
Redemption of FHLB stock	138	26
Purchase of premises and equipment	(26)	(138)
Net Cash Provided By Investing Activities	5,243	198

Cash Flows From Financing Activities
Net increase (decrease) in deposits	(3,171)	786
Proceeds from borrowings	5,000	2,000
Repayments on borrowings and prepayment penalty	(8,333)	(2,563)
Net decrease in advances from borrowers for taxes and insurance	(595)	(554)
Net increase (decrease) in official bank checks	527	(163)
Net Cash Used By Financing Activities	(6,572)	(494)

Net Increase (Decrease) in Cash and Cash Equivalents	(694)	286

Cash and Cash Equivalents- Beginning	9,037	7,834

Cash and Cash Equivalents- Ending	$8,343	$8,120

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Cash Flows, (Continued)

	2012	2011
Supplementary Cash Flows Information

Interest paid	$671	$741

Income taxes paid	$-	$-

Transfer to foreclosed real estate	$325	$-

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, the evaluation of other-than-temporary impairment of investment securities, and the valuation of deferred tax assets. For additional information and disclosures required under GAAP, reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2011 (the “Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on March 28, 2012.

The unaudited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2011, included in the Form 10-K filed with the SEC on March 28, 2012.

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The consolidated financial statements at March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 include the accounts of the Company, Fairport Savings Bank (the “Bank”) and the Bank’s wholly owned subsidiary, Oakleaf Services Corporation (“Oakleaf”). All inter-company balances and transactions have been eliminated in consolidation. Certain amounts from prior periods may have been reclassified, when necessary, to conform to current period presentation. Such reclassifications had no impact on net loss or stockholders’ equity.

The Company has evaluated subsequent events through the date these consolidated financial statements were issued. On January 30, 2012 the Board of Directors of Fairport Savings Bank (“the Bank”) approved the submission of an application to the New York State Department of Financial Services for conversion from a federally chartered savings bank to a New York State chartered savings bank. The application was submitted but had not been approved as of May 14, 2012, the filing date.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows at March 31, 2012 and at December 31, 2011:

March 31, 2012 Securities Available for Sale: (In Thousands)	Total	Level 1	Level 2	Level 3
U.S. Government and agency obligations	$28,628	$-	$28,628	$-
Mortgage-backed securities - residential	28,001	-	28,001	-
SBA pools	3,413	-	3,413	-
Total Available for Sale Securities	$60,042	$-	$60,042	$-

December 31, 2011 Securities Available for Sale: (In Thousands)	Total	Level 1	Level 2	Level 3
U.S. Government and agency obligations	$33,852	$-	$33,852	$-
Mortgage-backed securities - residential	31,055	-	31,055	-
SBA pools	3,503	-	3,503	-
Total Available for Sale Securities	$68,410	$-	$68,410	$-

No assets or liabilities have been measured on a non-recurring basis at or for the three months ended March 31, 2012 or at or for the year ended December 31, 2011.

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

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments at March 31, 2012 and December 31, 2011:

Note 2--Fair Value Measurement and Disclosure (Continued)

Cash, Due from Banks, and Interest-Earning Demand Deposits

The carrying amounts of these assets approximate their fair values.

Investment Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the banking industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are based on observable market based assumptions (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) are used to support fair values of certain Level 3 investments. The Company had no Level 3 investment securities at March 31, 2012 or at December 31, 2011.

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

Off-Balance Sheet Instruments

The fair values for off-balance sheet financial instruments (lending commitments and lines of credit) are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms and present credit worthiness of the counterparties. Such fees were not material at March 31, 2012 and December 31, 2011.

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011 are as follows:

March 31, 2012
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$1,360	$1,360	$1,360	$-	$-
Interest-earning demand deposits	6,983	6,983	6,983	-	-
Securities available for sale	60,042	60,042	-	60,042	-
Securities held to maturity	7,168	7,448	-	7,448	-
Investment in FHLB stock	1,263	1,263	-	1,263	-
Loans held for sale	1,160	1,160	-	1,160	-
Loans, net	129,939	139,297	-	-	139,297
Accrued interest receivable	731	731	731	-	-

Financial liabilities:
Deposits	171,931	170,949	79,174	91,775	-
Borrowings	21,163	20,465	-	20,465	-
Accrued interest payable	45	45	45	-	-

December 31, 2011
(In Thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$799	$799
Interest-earning demand deposits	8,238	8,238
Securities available for sale	68,410	68,410
Securities held to maturity	7,230	7,499
Investment in FHLB stock	1,401	1,401
Loans held for sale	1,535	1,535
Loans, net	126,742	136,550
Accrued interest receivable	884	884

Financial liabilities:
Deposits	175,102	174,046
Borrowings	24,178	23,669
Accrued interest payable	59	59

Note 3 - Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses at March 31, 2012 and at December 31, 2011 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
March 31, 2012:
Available for Sale:
U.S. Government and agency obligations	$28,579	$89	$(40)	$28,628
Mortgage-backed securities - residential	27,570	447	(16)	28,001
SBA pools	3,353	60	-	3,413
	$59,502	$596	$(56)	$60,042
Held to Maturity:
Mortgage-backed securities - residential	$4,202	$194	$-	$4,396
State and Municipal securities	2,966	86	-	3,052

	$7,168	$280	$-	$7,448
December 31, 2011:
Available for Sale:
U.S. Government and agency obligations	$33,688	$179	$(15)	$33,852
Mortgage-backed securities - residential	30,578	525	(48)	31,055
SBA pools	3,444	59	-	3,503
	$67,710	$763	$(63)	$68,410
Held to Maturity:
Mortgage-backed securities – residential	$4,260	$160	$-	$4,420
State and Municipal securities	2,970	109	-	3,079

	$7,230	$269	$-	$7,499

Mortgage-backed securities consist of securities that are issued by Fannie Mae (“FNMA”), Freddie Mac (“FHLMC”), Ginnie Mae (“GNMA”), and Federal Farm Credit Bank (“FFCB”) and are collateralized by residential mortgages.

The amortized cost and estimated fair value by contractual maturity of debt securities at March 31, 2012 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Note 3 – Securities (continued)

	Available for Sale			Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)			(In Thousands)
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	3,006	3,036	1,620	1,646
Due after five years through ten years	9,535	9,549	1,346	1,406
Due after ten years	16,038	16,043	-	-
Mortgage-backed securities – residential	27,570	28,001	4,202	4,396
SBA pools	3,353	3,413	-	-
	$59,502	$60,042	$7,168	$7,448

For the three months ended March 31, 2012 there was a $192,000 gross realized gain on sale of mortgage-backed securities available for sale resulting from proceeds of $4.9 million and a $74,000 gross realized gain on sale of U.S. government agency securities available for sale resulting from proceeds of $886,000. There were no sales of securities for the three months ended March 31, 2011.

No securities were pledged to secure public deposits or for any other purpose required or permitted by law at March 31, 2012 or at December 31, 2011.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
March 31, 2012:
Available for Sale
U.S. Government and agency obligations	$5,519	$39	$516	$1	$6,035	$40
Mortgage-backed securities - residential	4,009	14	744	2	4,753	16
	$9,528	$53	$1,260	$3	$10,788	$56
December 31, 2011:
Available for Sale
U.S. Government and agency obligations	$6,059	$14	$1,300	$1	$7,359	$15
Mortgage-backed securities - residential	9,474	44	792	4	10,266	48
	$15,533	$58	$2,092	$5	$17,625	$63

Note 3 – Securities (continued)

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issuer (and guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of a security by a rating agency, (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies, and (6) whether the Company intends to sell or more likely than not be required to sell the debt securities. In the three month periods ended March 31, 2012 and 2011, and the year ended December 31, 2011, the Company did not record an other-than-temporary impairment charge.

At March 31, 2012, seven U.S. Government and agency securities and three mortgage-backed securities were in a continuous unrealized loss position for less than twelve months. At March 31, 2012, one U.S. Government agency security and one mortgage-backed security were in a continuous unrealized loss position for twelve months or more. The U.S. Government and agency securities and mortgage-backed securities were issued by U.S. government sponsored agencies. All are paying in accordance with their terms with no deferrals of interest or defaults. Because the decline in fair value is attributable to changes in interest rates, not credit quality, and because management does not intend to sell and will not be required to sell these securities prior to recovery or maturity, no declines are deemed to be other-than-temporary. There were no state and municipal securities or SBA pools in a continuous loss position for less than or more than twelve months at March 31, 2012 and December 31, 2011.

Note 4 – Loans and The Allowance for Loan Losses

Net loans at March 31, 2012 and December 31, 2011 consist of the following:

	2012	2011
	(In Thousands)
Real estate loans:
Secured by one-to-four residential	$117,405	$113,538
Home equity lines of credit	9,588	9,425
Secured by multifamily residential	591	1,333
Construction	260	938
Commercial	2,080	1,489
Other	66	64
Total Loans	129,990	126,787

Net deferred loan origination costs	353	366
Allowance for loan losses	(404)	(411)
Net Loans	$129,939	$126,742

The loan portfolio is segmented into commercial and consumer loans. Commercial loans consist of a commercial real estate class. Consumer loans consist of the following classes: residential real estate secured by one-to-four-family residences, residential real estate secured by multi-family residences, construction, home equity lines of credit, and other loans.

The Company’s primary lending activity is the origination of one-to-four residential real estate mortgage loans. At March 31, 2012, $117.4 million, or 90.3%, of the total loan portfolio consisted of one-to-four residential real estate mortgage loans compared to $113.5 million, or 89.5%, of the total loan portfolio at December 31, 2011. The Company offers fixed-rate and adjustable-rate residential real estate mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $750,000.

Note 4 – Loans and The Allowance for Loan Losses (continued)

The Company currently offers fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments, and adjustable-rate mortgage loans that provide an initial fixed interest rate for one, three, five, seven or ten years and that amortize over a period of up to 30 years. The Company originates fixed-rate mortgage loans with terms of less than 15 years, but at rates applicable to 15-year loans. The Company originates fixed-rate bi-weekly mortgage loans with terms of up to 30 years that are fully amortizing with bi-weekly loan payments, and “interest only” loans where the borrower pays interest for an initial period (ten years) after which the loan converts to a fully amortizing loan.

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

The Company originates residential, first mortgage loans with the assistance of computer-based underwriting engines licensed from Fannie Mae and/or Freddie Mac. Appraisals of real estate collateral are contracted directly with independent appraisers and not through appraisal management companies. The Company’s appraisal management policy and procedure is in accordance with all rules and best practice guidance from the Company’s primary regulator. Credit scoring, using FICO, is employed in the ultimate judgmental credit decision by the Company’s underwriting staff. The Company does not use third party contract underwriting services. Residential mortgage loans include fixed and variable interest rate loans secured by one to four family homes generally located in Monroe, Ontario, and Wayne counties of New York State. The Company’s ability to be repaid on such loans is closely linked to the economic and real estate market conditions in this region. Underwriting policies generally adhere to Fannie Mae and Freddie Mac guidelines for loan requests of conforming and non-conforming amounts. In deciding whether to originate each residential mortgage, the Company considers the qualifications of the borrower as well as the value of the underlying property.

Adjustable-rate mortgage loans generally present different credit risks than fixed-rate mortgage loans primarily because the underlying debt service payments of the borrowers increase as interest rates increase, thereby increasing the potential for default. Interest-only loans present different credit risks than fully amortizing loans, as the principal balance of the loan does not decrease during the interest-only period. As a result, the Company’s exposure to loss of principal in the event of default does not decrease during this period.

The Company offers home equity lines of credit, which are primarily secured by a second mortgage on one-to-four-family residences. At March 31, 2012, home equity lines of credit totaled $9.6 million, or 7.4%, of total loans receivable compared to $9.4 million, or 7.4%, of total loans receivable at December 31, 2011.

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

Multi-family residential loans generally are secured by rental properties. Multi-family real estate loans are offered with fixed and adjustable interest rates. Loans secured by multi-family real estate totaled $591,000, or 0.4%, of the total loan portfolio at March 31, 2012, compared to $1.3 million, or 1.1%, of the total loan portfolio at December 31, 2011. Multi-family real estate loans are originated for terms of up to 20 years. Adjustable-rate multi-family real estate loans are tied to the average yield on U.S. Treasury securities, subject to periodic and lifetime limitations on interest rate changes.

Note 4 – Loans and The Allowance for Loan Losses (continued)

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

The Company originates construction loans for the purchase of developed lots and for the construction of single-family residences. At March 31, 2012, construction loans totaled $260,000, or 0.2%, of total loans receivable compared to $938,000, or 0.7%, at December 31, 2011. At March 31, 2012, the additional unadvanced portion of these construction loans totaled $431,000 compared to $350,000 of additional unadvanced portion of construction loans at December 31, 2011. Construction loans are offered to individuals for the construction of their personal residences by a qualified builder.

Before making a commitment to fund a construction loan, the Company requires an appraisal of the property by an independent licensed appraiser. The Company generally also reviews and inspects each property before disbursement of funds during the term of the construction loan.

Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, the Company may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the loan.

Commercial real estate loans are secured by office buildings, mixed use properties, places of worship, and other commercial properties. At March 31, 2012, $2.1 million, or 1.6%, of our total loan portfolio consisted of commercial real estate loans compared to $1.5 million, or 1.2%, of our total loan portfolio at December 31, 2011.

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

The Company offers a variety of other loans secured by property other than real estate. At March 31, 2012, these other loans totaled $66,000, or 0.1%, of the total loan portfolio compared to other loans totaling $64,000, or 0.1%, of the total loan portfolio at December 31, 2011. These loans include automobile, passbook, overdraft protection and unsecured loans. Due to the relative immateriality of other loans, the Company’s risk associated with these loans is not considered significant.

Note 4 – Loans and The Allowance for Loan Losses (continued)

The following table sets forth the allowance for loan losses allocated by loan class and the activity in our allowance for loan losses for the three months ended March 31, 2012 and 2011. The allowance for loan losses allocated to each class is not necessarily indicative of future losses in any particular class and does not restrict the use of the allowance to absorb losses in other classes.

	Secured by 1-4 family residential	Secured by multifamily residential	Construction	Commercial	Home Equity	Other/ Unallocated	Total
At March 31, 2012	(In thousands)
Beginning Balance	$289	$10	$5	$15	$47	$45	$411
Charge Offs	(15)	-	-	-	-	-	(15)
Recoveries	-	-	-	-	-	-	-
Provisions	13	(6)	(4)	6	1	(2)	8
Ending Balance (1)	$287	$4	$1	$21	$48	$43	$404

At March 31, 2011
Beginning Balance	$242	$9	$3	$14	$55	$61	$384
Charge Offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
Provisions	63	-	(2)	6	(11)	(48)	8
Ending Balance (1)	$305	$9	$1	$20	$44	$13	$392

(1) All Loans are collectively evaluated for impairment.

The Company’s policies, consistent with regulatory guidelines, provide for the classification of loans that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.  Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.  All other assets are categorized as pass.

When the Company classifies assets as pass, a portion of the related general loss allowances is allocated to such assets as deemed prudent.  The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date.  The Company’s determination as to the classification of its assets and the amount of its loss allowances are subject to review by its principal federal regulator, the Office of the Comptroller of the Currency (“OCC”), which can require that the Company establish additional loss allowances.  The Company regularly reviews its asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

Note 4 – Loans and The Allowance for Loan Losses (continued)

The following table presents the risk category of loans by class at March 31, 2012 and at December 31, 2011:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
At March 31, 2012
One-to-four-family residential	$117,187	-	$218	-	$117,405
Home equity lines of credit	9,588	-	-	-	9,588
Multi-family residential	591	-	-	-	591
Construction	260	-	-	-	260
Commercial	2,080	-	-	-	2,080
Other loans	66	-	-	-	66
Total	$129,772	-	$218	-	$129,990

At December 31, 2011
One-to-four residential	$113,213	-	$325	-	$113,538
Home equity lines of credit	9,425	-	-	-	9,425
Multi-family residential	1,333	-	-	-	1,333
Construction	938	-	-	-	938
Commercial	1,489	-	-	-	1,489
Other loans	64	-	-	-	64
Total	$126,462	-	$325	-	$126,787

At and for the three and twelve months ended March 31, 2012 and December 31, 2011, respectively, there were no loans considered to be impaired. All loans were collectively evaluated for impairment. At March 31, 2012 and December 31, 2011 the Company had no troubled debt restructurings.

The Company had no nonaccrual loans or foreclosed assets at March 31, 2012, and one nonaccrual loan, classified as one-to-four-family residential for $325,000 and no foreclosed assets at December 31, 2011.  There were no loans that were past due 90 days or more and still accruing interest at March 31, 2012 and December 31, 2011.  Interest on non-accrual loans that would have been earned if loans were accruing interest was immaterial for both 2012 and 2011.

Delinquent Loans. The following table sets forth an analysis of the age of the loan delinquencies by type and by amount past due as of March 31, 2012 and December 31, 2011.

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
At March 31, 2012
Real estate loans:
One-to-four residential	$218	$-	$-	$218	$117,187	$117,405
Home equity lines of credit	-	-	-	-	9,588	9,588
Multi-family residential	-	-	-	-	591	591
Construction	-	-	-	-	260	260
Commercial	-	-	-	-	2,080	2,080
Other loans	-	-	-	-	66	66
Total	$218	$-	$-	$218	$129,772	$129,990

At December 31, 2011
Real estate loans:
One-to-four residential	$-	$-	$325	$325	$113,213	$113,538
Home equity lines of credit	-	-	-	-	9,425	9,425
Multi-family residential	-	-	-	-	1,333	1,333
Construction	-	-	-	-	938	938
Commercial	-	-	-	-	1,489	1,489
Other loans	-	-	-	-	64	64
Total	$-	$-	$325	$325	$126,462	$126,787

Note 5 - Federal Home Loan Bank of New York Stock

Federal law requires a member institution of the FHLB System to hold stock of its district FHLB according to a predetermined formula.  This restricted stock is carried at cost.

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

No impairment charges were recorded related to the FHLB stock for the three month periods ended March 31, 2012 and 2011.

Note 6 – Loss Per Common Share

Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company has not granted any restricted stock awards or stock options and had no potentially dilutive common stock equivalents.  Unallocated common shares held by the Employee Stock Ownership Program (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating loss per common share until they are committed to be released. The weighted average common shares outstanding were 1,733,396 for the three months ended March 31, 2012, and 1,729,897 for the three months ended March 31, 2011.

Note 7 - Recent Accounting Pronouncements

Accounting Standards Update No. 2011-12: Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12)

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 which was intended to increase the prominence of other comprehensive income in financial statements and help financial statement users better understand the cause of a company’s change in financial position and results of operations. ASU 2011-05 requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement or comprehensive income (one-statement approach) or in a two separate but consecutive statement (two-statement approach). ASU 2011-12 defers the specific requirement in ASU 2011-05 to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income.

The amendments are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

Note 7 - Recent Accounting Pronouncements (continued)

Accounting Standards Update No. 2011-04: Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosures Requirements in U.S. GAAP and IFRS

The amendments of this Update are the result of work by the FASB and the International Accounting Standard Board (IASB) to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (IFRS).  Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendment clarified the FASB’s intent about the application of existing fair value measurement and disclosure requirements and changed a particular principle for measuring fair value and for disclosing information about fair value measurements.

For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout Management’s Discussion and Analysis (“MD&A”), the term “the Company” refers to the consolidated entity of FSB Community Bankshares, Inc., Fairport Savings Bank, and Oakleaf Services Corporation, a wholly owned subsidiary of Fairport Savings Bank.  At March 31, 2012, FSB Community Bankshares, MHC the Company’s mutual holding company parent, held 946,050 shares, or 53.0%, of the Company’s common stock, engaged in no significant activities, and was not included in the consolidated financial statements or MD&A.

Forward Looking Statements

This Quarterly Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, including, among other things, changes in general economic conditions, either nationally or in our market areas, that are worse than expected; competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate acquired entities, if any; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the Company regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board; changes in our organization, compensation and benefit plans; changes in our financial condition or results of operations that reduce capital available to pay dividends; and changes in the financial condition or future prospects of issuers of securities that we own,  that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically declines any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 28, 2012.  These policies, along with the disclosures presented in the other consolidated financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of consolidated financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, the evaluation of investment securities for other-than-temporary impairment and the valuation and recoverability of deferred tax assets to be the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available.

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

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Total Assets.  Total assets decreased by $6.6 million, or 3.0%, to $216.6 million at March 31, 2012 from $223.3 million at December 31, 2011.  The decrease in total assets primarily reflects decreases in securities available for sale, securities held to maturity, cash and cash equivalents, FHLB stock, loans held for sale, premises and equipment, and accrued interest receivable, partially offset by an increase in net loans receivable.

Total securities decreased by $8.4 million, or 11.1%, to $67.2 million at March 31, 2012 from $75.6 million at December 31, 2011. The decrease in securities was a result of an $8.4 million, or 12.2%, decrease in securities classified as available for sale to $60.0 million at March 31, 2012 from $68.4 million at December 31, 2011, and a $62,000, or 0.9%, decrease in securities classified as held to maturity.  The balance in securities classified as held to maturity was $7.2 million at March 31, 2012 and at December 31, 2011. The $8.4 million decrease in securities classified as available for sale was attributable to maturities and calls of $10.4 million of U.S. government agency securities, $4.6 million in sales of mortgage-backed securities, $750,000 in sales of U.S. Government and Agency obligations, and $2.3 million in principal repayments received and amortization, partially offset by the purchase of $6.0 million of U.S. government and agency securities, $3.8 million of mortgage-backed securities, and a $160,000 decrease in the fair value of securities classified as available for sale. Securities classified as held to maturity decreased $62,000 as a result of principal repayments and amortization.  All securities purchased in 2012 have been classified as available for sale to provide a portfolio of marketable securities for liquidity as an alternative to borrowings. The Company has reviewed its investment securities portfolio and has determined that no other-than-temporary impairment exists in the portfolio at March 31, 2012.

Cash and cash equivalents, primarily interest-earning deposits at the Federal Reserve Bank of New York and FHLB, decreased by $694,000, or 7.7%, to $8.3 million at March 31, 2012 from $9.0 million at December 31, 2011.  The Company continues to maintain a strong liquidity position, retaining excess cash and cash equivalent balances that will allow the Company to capitalize on investment and lending opportunities that may arise in future periods.

Investment in FHLB stock decreased by $138,000, or 9.9%, to $1.3 million at March 31, 2012 from $1.4 million at December 31, 2011 due to stock redemptions by the FHLB. The FHLB requires members to purchase stock based on the level of borrowings which decreased during the quarter.

Loans held for sale decreased $375,000, or 24.4%, to $1.2 million at March 31, 2012 from $1.5 million at December 31, 2011. The $1.2 million in loans held for sale at March 31, 2012 is comprised of FHA mortgage loans originated and closed by the Company in the first quarter of 2012 that have been committed for sale in the secondary market and will be delivered and sold in the second quarter of 2012.

Premises and equipment decreased by $106,000, or 2.9%, to $3.5 million at March 31, 2012 from $3.7 million at December 31, 2011. The decrease was mainly due to the monthly depreciation of furniture and fixtures, office equipment, computer hardware, and building and leasehold improvements. Premises and equipment are recorded at cost and are generally depreciated by the straight-line method over the estimated useful lives of the assets. Furniture and equipment are generally depreciated over a useful life of three to seven years, and leasehold improvements over the shorter of the useful life or the term of the lease.

Accrued interest receivable decreased $153,000, or 17.3%, to $731,000 at March 31, 2012 from $884,000 at December 31, 2011.  The decrease was due primarily to a lower balance and lower yield in total securities at March 31, 2012 compared to December 31, 2011.

Net loans receivable increased $3.2 million, or 2.5%, to $129.9 million at March 31, 2012 from $126.7 million at December 31, 2011. The Company originated $15.6 million of residential mortgage loans, sold $3.1 million in the secondary market and brokered $522,000 of USDA/Rural Housing and VA mortgage loans as a balance sheet management strategy in the first three months of 2012 to reduce interest rate risk in a potentially rising interest rate environment.  The Company sold these loans at a gain of $127,000 which was recorded in other income in the first three months of 2012.  The Company ended March 31, 2012 with $19.6 million in mortgage loans serviced.  In the current interest rate environment we intend to continue to sell a portion of our fixed-rate residential mortgage loans on a servicing-retained basis resulting in additional loan servicing income, as well as selling the majority of FHA mortgage loans originated on a servicing-released basis.

During the first quarter of 2012, the Company received into foreclosed real estate a one-to-four-family residential property for $325,000. The property was sold shortly after resulting in a $15,000 charge off to the allowance for loan losses.

The credit quality of the Company’s loan portfolio remains solid.  At March 31, 2012 the Company had net loans receivable of $129.9 million, with no non-performing loans compared to one non-performing loan for $325,000 at December 31, 2011. At March 31, 2012 and December 31, 2011 we had no foreclosed real estate owned or troubled debt restructurings. Management continues to actively monitor the performance of the loan portfolio during these difficult economic times. Credit quality continues to be the highest priority when underwriting loans. Subjective judgments about a borrower’s ability to repay and the value of any underlying collateral are made prior to approving a loan. We believe our stringent underwriting standards have directly resulted in our significantly low level of non-accruing loans and non-performing loans.

Liabilities. Total deposits decreased by $3.2 million, or 1.8%, to $171.9 million at March 31, 2012 from $175.1 million at December 31, 2011. Core deposits including non-interest-bearing checking, NOW, savings, and MMA accounts increased by $552,000, and Certificates of Deposits (CD), including Individual Retirement Accounts (IRA) decreased $3.7 million for the first quarter of 2012 as the result of management’s prudent pricing of lower rates for non-relationship customers in the continued low interest rate environment. The Company’s deposit costs have decreased as market interest rates have remained at historically low levels.

Borrowings, consisting of FHLB advances, decreased by $3.0 million, or 12.5%, to $21.2 million at March 31, 2012 from $24.2 million at December 31, 2011, as a result of management’s decision to prepay $3.0 million in wholesale borrowings with the proceeds from $5.4 million in investment securities sales.

Official Bank checks increased $527,000, or 154.1%, to $869,000 at March 31, 2012 from $342,000 at December 31, 2011.

Stockholders’ Equity. Total stockholders’ equity decreased by $213,000, or 1.0%, to $20.6 million at March 31, 2012 from $20.8 million at December 31, 2011.  The decrease resulted from a decrease of $106,000 in accumulated other comprehensive income and a net loss of $113,000, partially offset by a $6,000 increase in committed ESOP shares.  At March 31, 2012, the Bank was considered well capitalized which is the highest standard of capital rating as defined by the Bank’s regulators.

Non-Performing Assets.  At March 31, 2012 the Company had no loans classified as non-performing compared to one loan classified as non-performing for $325,000 at December 31, 2011.  At both periods ended March 31, 2012 and December 31, 2011 the Company had no foreclosed assets. At March 31, 2012, management has evaluated the Company’s loan loss reserve and believes it is adequate based on the quality of the current loan portfolio.  At March 31, 2012, there were no other assets that are not disclosed as classified or special mention, where known information about possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in impairment or disclosure of such loans in the future.

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

	For the Three months Ended March 31,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Interest-earning assets:
Loans	$127,846	$1,580	4.94%	$116,029	$1,524	5.25%
Investment securities	36,418	174	1.91	44,732	264	2.36
Mortgage-backed securities	33,883	192	2.27	34,235	240	2.80
State and municipal securities (1)	2,969	23	3.10	2,263	18	3.18
Other	6,923	2	0.12	5,804	2	0.14
Total interest-earning assets	208,039	1,971	3.79%	203,063	2,048	4.03%
Non-interest-earning assets	11,589			8,791
Total assets	$219,628			$211,854

Interest-bearing liabilities:
NOW accounts	$12,787	11	0.34%	$11,531	12	0.42%
Passbook savings	35,570	59	0.66	24,946	28	0.45
Money market savings Individual retirement accounts	24,189	22	0.36	27,586	49	0.71
	17,097	80	1.87	18,306	109	2.38
Certificates of deposit	78,472	275	1.40	76,730	307	1.60
Borrowings	23,559	210	3.57	26,302	229	3.48
Total interest-bearing liabilities	191,674	657	1.37%	185,401	734	1.58%
Non-interest-bearing liabilities:
Demand deposits	4,390			3,793
Other	2,657			2,308
Total liabilities	198,721			191,502
Stockholders’ equity	20,907			20,352
Total liabilities and stockholders’ equity	$219,628			$211,854

Net interest income		$1,314			$1,314
Interest rate spread (2)			2.42%			2.45%
Net interest-earning assets (3)	$16,365			$17,662
Net interest margin (4)		2.53%			2.59%
Average interest-earning assets to average interest-bearing liabilities	109%			110%

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 34 percent federal tax rate.

(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and March 31, 2011

           General. The Company had a net loss of $113,000 for the quarter ended March 31, 2012 compared to a net loss of $46,000 for the quarter ended March 31, 2011.  Net loss per share was $0.07 for the quarter ended March 31, 2012 compared to net loss per share of $0.03 for the quarter ended March 31, 2011.  The Company’s net interest margin for the quarter ended March 31, 2012 decreased 6 basis points to 2.53% from 2.59% for the quarter ended March 31, 2011, due to a decrease in the yield on our interest-earning assets of 24 basis points from 4.03% to 3.79%, which was partially offset by a decrease in the cost of our interest-bearing liabilities of 21 basis points from 1.58% to 1.37%.

The increase in net loss of $67,000 for the first quarter of 2012 compared to the first quarter of 2011 resulted from an increase in other expense of $497,000 and a decrease in net interest income of $2,000, partially offset by an increase in other income of $404,000 and an increase in tax benefit of $28,000. The Company completed a balance sheet restructure in the first quarter of 2012 by paying off $3.0 million in FHLB advances with a weighted average rate of 5.48%, resulting in a prepayment penalty of $268,000. The funds for the prepayment of the advances came from the proceeds of the sale of $5.4 million in available for sale investment securities with a weighted average yield of 2.69%, recording a realized gain on sale of securities of $266,000 in other income.  The Company was able to capitalize on low interest rates to sell securities at a substantial gain, partially offsetting the FHLB advance prepayment penalty and eliminating the interest cost on these higher rate FHLB advances in future periods. The increase in other expense in the first quarter of 2012 compared to the first quarter of 2011 of $229,000, excluding $268,000 in FHLB borrowings penalty, was primarily attributable to increases in salaries and employee benefits, occupancy, equipment, and miscellaneous other operating expenses related to the Perinton branch that was opened in October 2011, additional advertising expenses related to the current deposit checking promotion, and increased mortgage fees and taxes with additional mortgage production in 2012, partially offset by a decrease in FDIC premium expense in 2012.  The decrease in our FDIC premium expense in 2012 compared with 2011 resulted from changes made by the FDIC reflecting a lower rate in our deposit insurance assessment effective April 1, 2011 and applied beginning with the invoice payable on September 30, 2011. The increase in other income in the first quarter of 2012 compared to the first quarter of 2011 of $138,000, excluding the $266,000 in realized gain on sale of securities, was primarily the result of increases in realized gain on sale of loans, mortgage fee income, and Oakleaf fee income, the Bank’s wholly owned non-deposit investment services subsidiary.

Interest and Dividend Income.  Interest and dividend income decreased by $79,000, or 3.9%, to $2.0 million for the three months ended March 31, 2012 from $2.0 million for the three months ended March 31, 2011.  The $79,000 decrease in interest and dividend income resulted from a $90,000, or 34.1%, decrease in interest income from investment securities, and a $48,000, or 20.0%, decrease in interest income from mortgage-backed securities, partially offset by a $56,000, or 3.7% increase in interest income from loans, and a $3,000, or 25.0% increase in interest income from State and Municipal securities. Average interest-earning assets increased by $5.0 million, or 2.5%, to $208.0 million for the three months ended March 31, 2012 from $203.1 million for the three months ended March 31, 2011.  The yield on interest-earning assets decreased by 24 basis points to 3.79% for the three months ended March 31, 2012 compared to 4.03% for the three months ended March 31, 2011. The overall decrease in interest and dividend income resulted from a decrease in yield on all interest-earning asset categories, despite a volume increase in loans for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Interest Expense.  Interest expense decreased $77,000, or 10.5%, to $657,000 for the three months ended March 31, 2012 from $734,000 for the three months ended March 31, 2011. The decrease in interest expense resulted primarily from significantly lower average rates paid on deposits and lower average balance in borrowings in the continuing low interest rate environment, despite an increase in average balances in deposits. The average balance of interest-bearing liabilities increased $6.3 million, or 3.4%, to $191.7 million for the three months ended March 31, 2012 compared to $185.4 million for the three months ended March 31, 2011.  The average cost of interest-bearing liabilities decreased by 21 basis points to 1.37% for the three months ended March 31, 2012 from 1.58% for the three months ended March 31, 2011.  The average cost of deposit accounts decreased by 21 basis points to 1.06% for the three months ended March 31, 2012 compared to 1.27% for the three months ended March 31, 2011. The average cost of borrowings increased by 9 basis points to 3.57% for the three months ended March 31, 2012 compared to 3.48% for the three months ended March 31, 2011. The average balance of borrowings decreased $2.7 million, or 10.4%, to $23.6 million for the three months ended March 31, 2012 compared to $26.3 million for the three months ended March 31, 2011.  The decrease in interest expense reflects the Company’s management of lower deposit and borrowing costs in a historically low interest rate environment.  The Company has continued to respond to the lower interest rate environment allowing for downward deposit re-pricing of all deposits accounts decreasing our overall cost of funds.

At March 31, 2012, we had $16.0 million of certificates of deposit, including IRAs, that will mature during the second quarter of 2012, with a weighted average cost of 1.25%. Based on current market rates, if these funds remain with the Company with similar maturities, the rates paid on these deposits will decrease.

Net Interest Income. Net interest income decreased $2,000, or 0.2%, to $1.3 million for the three months ended March 31, 2012 from $1.3 million for the three months ended March 31, 2011.  The decrease in net interest income was due primarily to a greater decrease in the yield on interest-earning assets, offset by a decrease in our average cost of interest-bearing liabilities, despite a balance increase in interest-earning assets. The Company’s net interest margin decreased 6 basis points to 2.53% for the three months ended March 31, 2012 from 2.59% for the three months ended March 31, 2011.

Provision for Loan Losses.  Based on management’s evaluation of the factors that determine the level of the allowance for loan losses, we recorded an $8,000 provision for loan losses for the quarters ended March 31, 2012 and March 31, 2011.  In the first quarter of 2012 we charged off $15,000 to the allowance for loan losses on the sale of a recently foreclosed real estate owned residential property. The allowance for loan losses was $404,000, or 0.31% of loans outstanding, at March 31, 2012 compared to $411,000, or 0.32% of loans outstanding, at December 31, 2011. At March 31, 2012 the Company had no non-performing loans compared to one non-performing loan for $325,000 at December 31, 2011.

Other Income.  Total other income increased $404,000, or 194.2%, to $612,000 for the three months ended March 31, 2012 compared to $208,000 for the three months ended March 31, 2011. In the three months ended March 31, 2012 compared to the three months ended March 31, 2011, there was a $266,000 increase in realized gain on sale of securities, a $22,000 increase in commissions from Oakleaf Services insurance/annuity and security sales, a $31,000 increase in mortgage fee income, an $81,000 increase in realized gain on sale of loans, a $3,000 increase in deposit service fees, and a $3,000 increase in miscellaneous other income, partially offset by a $2,000 decrease in BOLI income.

Other Expense.  Total other expense increased $497,000, or 31.1%, to $2.1 million for the three months ended March 31, 2012 compared to $1.6 million for the three months ended March 31, 2011, primarily the result of additional expenses related to our Perinton branch that opened in October of 2011, our current deposit checking promotion, and additional expenses related to additional mortgage originations in the first quarter of 2012 compared to the first quarter of 2011.  The $497,000 increase included a $126,000 increase in salaries and employee benefits, a $43,000 increase in occupancy expense, a $26,000 increase in equipment expense, a $21,000 increase in advertising expense, a $14,000 increase in mortgage fees and taxes, and a $54,000 increase in miscellaneous other expenses, partially offset by a $6,000 decrease in data processing costs, a $11,000 decrease in electronic banking, a $6,000 decrease in audit and taxes, and a $32,000 decrease in FDIC insurance premium expense. The decrease in FDIC premium expense resulted from recent changes made by the FDIC reflecting a lower rate in our deposit insurance assessment.  The Company also recorded a $268,000 FHLB prepayment penalty in 2012 compared to no prepayment penalty on FHLB advances in 2011.

Income Tax Expense.  We had a pre-tax loss of $184,000 for the three months ended March 31, 2012 compared to a pre-tax loss of $89,000 for the three months ended March 31, 2011, and had a $71,000 tax benefit for the three months ended March 31, 2012, compared to a $43,000 tax benefit for the three months ended March 31, 2011, an increase in tax benefit of $28,000.  The effective tax benefit rate was (38.6)% for the three months ended March 31, 2012 compared to a tax benefit rate of (48.3)% for the three months ended March 31, 2011.  The Company’s lower effective tax rate for 2012 and 2011, compared to prior years, resulted from a reduction in income tax benefit due to the decrease in cash surrender value of our bank-owned life insurance and municipal bond interest income, which are tax exempt for Federal income tax purposes as a percentage of loss before income taxes.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature.  Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, maturities and principal repayments of securities, and loan sales.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our asset/liability management committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We seek to maintain a liquidity ratio of 20.0% or greater.  At March 31, 2012 our liquidity ratio was 61.6%. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2012.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2012, cash and cash equivalents totaled $8.3 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2012, we had $8.7 million in loan commitments outstanding. In addition to commitments to originate loans, we had $9.3 million in unused lines of credit to borrowers. Certificates of deposit, including IRAs comprised solely of certificates of deposits due within one year of March 31, 2012 totaled $50.9 million, or 54.7%, of our certificates of deposit and 29.6% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds including loan sales, other deposit products, including certificates of deposit, and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2013. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is, and will continue to be, originating loans. During the three months ended March 31, 2012, we originated $15.6 million of loans.

Financing activities consist primarily of activity in deposit accounts and FHLB borrowings.  We experienced a net decrease in total deposits of $3.2 million for the three months ended March 31, 2012.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of New York, which provides an additional source of funds.  FHLB borrowings decreased by $3.0 million to $21.2 million for the three months ended March 31, 2012 compared to a net decrease of $514,000 to $26.2 million for the three months ended March 31, 2011.  Historically, FHLB borrowings have primarily been used to fund loan demand and expand the investment portfolio.  At March 31, 2012, we had the ability to borrow approximately $89.5 million from the Federal Home Loan Bank, of which $21.5 million had been advanced, gross of premiums.

The Company also has a repurchase agreement with a third party broker providing an additional $10.0 million in liquidity.  Funds obtained under the repurchase agreement are secured by the Company’s U.S. Government and agency obligations.  There were no advances outstanding under the repurchase agreement at March 31, 2012 or at December 31, 2011.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2012, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

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

At March 31, 2012 and 2011, we had $8.7 million and $1.1 million, respectively, of commitments to grant loans, and $9.3 million and $8.4 million, respectively, of unfunded commitments under lines of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable since the Company is a smaller reporting company.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2012.

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
Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	There were no sales of unregistered securities during the period covered by this Report.
(b)	Not applicable.
(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Charter of FSB Community Bankshares, Inc. (1)

3.2	Bylaws of FSB Community Bankshares, Inc. (1)

4	Form of Common Stock Certificate of FSB Community Bankshares, Inc. (1)

10.1	Supplemental Executive Retirement Plan (1, 2, 3)

10.2	Form of Employee Stock Ownership Plan (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as exhibits to the Company’s Registration Statement on Form SB-2, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-141380) on March 16, 2007.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, file with the Securities and Exchange Commission on August 4, 2010.
(3)	Incorporated by reference to the Registrant’s current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSB COMMUNITY BANKSHARES, INC.

Date:	May 14, 2012	/s/ Dana C. Gavenda
Dana C. Gavenda
President and Chief Executive Officer

Date:	May 14, 2012	/s/ Kevin D. Maroney
Kevin D. Maroney
Executive Vice President and Chief Financial Officer