Form 10-Q
period 2012-06-30
FSB Community Bankshares Inc
filed 2012-08-14
CIK 1389797

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012
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

As of August 14, 2012 there were 1,785,000 shares of the Registrant’s common stock, par value $0.10 per share, outstanding, 946,050 of which were held by FSB Community Bankshares, MHC, the Registrant’s mutual holding company.

FSB Community Bankshares, Inc.
FORM 10-Q

Part I. Financial Information

Item 1. Consolidated Financial Statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Balance Sheets
June 30, 2012 and December 31, 2011 (unaudited)
(Dollars in thousands, except share data)

	June 30, 2012	December 31, 2011

Assets

Cash and due from banks	$1,194	$799
Interest-earning demand deposits	7,089	8,238
Cash and Cash Equivalents	8,283	9,037

Securities available for sale	50,811	68,410
Securities held to maturity (fair value 2012 $7,427; 2011 $7,499)	7,113	7,230
Investment in FHLB stock	1,400	1,401
Loans held for sale	2,307	1,535
Loans receivable, net of allowance for loan losses (2012 $411; 2011 $411)	137,665	126,742
Bank owned life insurance	3,320	3,265
Accrued interest receivable	694	884
Premises and equipment, net	3,430	3,654
Prepaid FDIC premium	368	437
Other assets	866	656
Total Assets	$216,257	$223,251

Liabilities & Stockholders’ Equity
Liabilities

Deposits:
Non-interest-bearing	$4,786	$4,523
Interest-bearing	163,657	170,579
Total Deposits	168,443	175,102

Borrowings	23,623	24,178
Advances from borrowers for taxes and insurance	2,514	2,059
Official bank checks	536	342
Other liabilities	524	727
Total Liabilities	195,640	202,408

Stockholders’ Equity

Preferred Stock- no par value- 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock- $0.10 par value – 10,000,000 shares authorized; 1,785,000 shares issued and outstanding	179	179
Additional paid-in-capital	7,257	7,262
Retained earnings	13,363	13,465
Accumulated other comprehensive income	325	462
Unearned ESOP shares – at cost	(507)	(525)
Total Stockholders’ Equity	20,617	20,843

Total Liabilities and Stockholders’ Equity	$216,257	$223,251

See accompanying notes to consolidated financial statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Income
Three Months Ended June 30, 2012 and 2011 (unaudited)
(Dollars in thousands, except per share data)

	2012	2011

Interest and Dividend Income
Loans	$1,602	$1,520
Securities – taxable	156	243
Securities – tax exempt	14	12
Mortgage-backed securities	114	215
Other	1	2
Total Interest and Dividend Income	1,887	1,992

Interest Expense
Deposits	377	461
Borrowings	180	224
Total Interest Expense	557	685

Net Interest Income	1,330	1,307
Provision for Loan Losses	7	7
Net Interest Income After Provision for Loan Losses	1,323	1,300

Other Income
Service fees	50	44
Fee income	8	6
Realized gain on sale of securities	42	24
Bank owned life insurance income	27	31
Realized gain on sale of loans	228	79
Mortgage fee income	155	41
Other	39	38
Total Other Income	549	263

Other Expense
Salaries and employee benefits	996	828
Occupancy expense	217	183
Data processing costs	32	22
Advertising	56	54
Equipment expense	159	115
Electronic banking	15	24
Directors’ fees	29	35
Mortgage fees and taxes	118	37
FDIC premium expense	38	74
Audit and taxes	18	32
Other expense	192	154
Total Other Expense	1,870	1,558

Income Before Income Taxes	2	5

Benefit for Income Taxes	(9)	(11)

Net Income	$11	$16
Earnings per common share	$0.01	$0.01

See accompanying notes to consolidated financial statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Income
Six Months Ended June 30, 2012 and 2011 (unaudited)
(Dollars in thousands, except per share data)

	2012	2011

Interest and Dividend Income
Loans	$3,182	$3,044
Securities – taxable	330	507
Securities – tax exempt	29	24
Mortgage-backed securities	306	455
Other	3	4
Total Interest and Dividend Income	3,850	4,034

Interest Expense
Deposits	824	966
Borrowings	390	453
Total Interest Expense	1,214	1,419

Net Interest Income	2,636	2,615
Provision for Loan Losses	15	15
Net Interest Income After Provision for Loan Losses	2,621	2,600

Other Income
Service fees	97	88
Fee income	33	9
Realized gain on sale of securities	308	24
Bank owned life insurance income	55	61
Realized gain on sale of loans	355	125
Mortgage fee income	241	96
Other	72	68
Total Other Income	1,161	471

Other Expense
Salaries and employee benefits	1,977	1,683
Occupancy expense	433	356
Data processing costs	53	49
Advertising	120	97
Equipment expense	310	240
Electronic banking	26	46
Directors’ fees	61	67
Mortgage fees and taxes	187	92
FDIC premium expense	76	144
Audit and taxes	46	66
FHLB prepayment penalty	268	-
Other expense	407	315
Total Other Expense	3,964	3,155

Loss Before Income Taxes	(182)	(84)

Benefit for Income Taxes	(80)	(54)

Net Loss	$(102)	$(30)
Loss per common share	$(0.06)	$(0.02)

See accompanying notes to consolidated financial statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Comprehensive Income
Three Months Ended June 30, 2012 and 2011 (unaudited)
(Dollars in thousands)

	2012	2011

Other Comprehensive Income (Loss) Net of Tax
Net unrealized gains (losses) for the period on available for sale securities	$(5)	$648
Reclassification adjustment for realized gains included in net income	(42)	(24)
Other Comprehensive Income (Loss), Before Tax	(47)	624

Income Tax Expense (Benefit) Related to Other Comprehensive Income (Loss)	(16)	212
Other Comprehensive Income (Loss), Net of Tax	(31)	412

Net Income	11	16
Comprehensive Income (Loss)	$(20)	$428

See accompanying notes to consolidated financial statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Comprehensive Income
Six Months Ended June 30, 2012 and 2011 (unaudited)
(Dollars in thousands)

	2012	2011

Other Comprehensive Income (Loss) Net of Tax
Net unrealized gains for the period on available for sale securities	$101	$301
Reclassification adjustment for realized gains included in net income( loss)	(308)	(24)
Other Comprehensive Income (Loss), Before Tax	(207)	277

Income Tax Expense (Benefit) Related to Other Comprehensive Income (Loss)	(70)	94
Other Comprehensive Income (Loss), Net of Tax	(137)	183

Net Loss	(102)	(30)
Comprehensive Income (Loss)	$(239)	$153

See accompanying notes to consolidated financial statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2012 and 2011 (unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Total
Balance – January 1, 2011	$179	$7,269	$13,537	$67	$(560)	$20,492

Comprehensive income:
Net loss	-	-	(30)	-	-	(30)
Other comprehensive income, net of tax	-	-	-	183	-	183
Total Comprehensive Income						153
ESOP shares committed to be released (1,749 shares)	-	(2)	-	-	18	16
Balance – June 30, 2011	$179	$7,267	$13,507	$250	$(542)	$20,661

Balance – January 1, 2012	$179	$7,262	$13,465	$462	$(525)	$20,843

Comprehensive loss:
Net loss	-	-	(102)	-	-	(102)
Other comprehensive loss, net of tax	-	-	-	(137)	-	(137)
Total Comprehensive Loss						(239)
ESOP shares committed to be released (1,749 shares)	-	(5)	-	-	18	13
Balance – June 30, 2012	$179	$7,257	$13,363	$325	$(507)	$20,617

See accompanying notes to consolidated financial statements

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Cash Flows
 Six Months Ended June 30, 2012 and 2011 (unaudited)
(Dollars in thousands)

	2012	2011
Cash Flows From Operating Activities
Net loss	$(102)	$(30)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Net amortization of premiums and discounts on investments	386	369
Gain on sale of securities	(308)	(24)
Gain on sale of loans	(355)	(125)
Proceeds from loans sold	10,076	941
Loans originated for sale	(10,493)	(1,353)
Amortization of net deferred loan origination costs	19	7
Amortization of premium on FHLB advances	100	100
FHLB prepayment penalty	268	-
Depreciation and amortization	266	198
Provision for loan losses	15	15
Expense related to ESOP	13	16
Deferred income tax benefit	(100)	(70)
Earnings on investment in bank owned life insurance	(55)	(61)
Decrease (increase) in accrued interest receivable	190	(18)
Decrease in prepaid FDIC premium	69	135
Increase in other assets	(210)	(20)
Decrease in other liabilities	(33)	(70)
Net Cash Provided (Used) By Operating Activities	(254)	10

Cash Flows From Investing Activities
Purchases of securities available for sale	(23,912)	(18,621)
Proceeds from maturities and calls of securities available for sale	25,819	18,630
Proceeds from sales of securities available for sale	10,879	1,413
Proceeds from principal paydowns on securities available for sale	4,535	4,034
Purchases of securities held to maturity	-	(434)
Proceeds from principal paydowns on securities held to maturity	110	400
Net increase in loans	(10,957)	(2,770)
Redemption of FHLB stock	1	61
Purchase of premises and equipment	(42)	(256)
Net Cash Provided By Investing Activities	6,433	2,457

Cash Flows From Financing Activities
Net decrease in deposits	(6,659)	(182)
Proceeds from borrowings	9,500	4,000
Repayments on borrowings and prepayment penalty	(10,423)	(5,627)
Net increase in advances from borrowers for taxes and insurance	455	361
Net increase in official bank checks	194	94
Net Cash Used By Financing Activities	(6,933)	(1,354)

Net Increase (Decrease) in Cash and Cash Equivalents	(754)	1,113

Cash and Cash Equivalents- Beginning	9,037	7,834

Cash and Cash Equivalents- Ending	$8,283	$8,947

FSB COMMUNITY BANKSHARES, INC.

Consolidated Statements of Cash Flows, (Continued)

	2012	2011
Supplementary Cash Flows Information

Interest paid	$1,228	$1,428

Income taxes paid	$-	$-

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, the evaluation of other-than-temporary impairment of investment securities, and the valuation of deferred tax assets. For additional information and disclosures required under GAAP, reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on March 28, 2012.

The unaudited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2011, included in the Form 10-K filed with the SEC on March 28, 2012.

Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The consolidated financial statements at June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 include the accounts of the Company, Fairport Savings Bank (the “Bank”) and the Bank’s wholly owned subsidiary, Oakleaf Services Corporation (“Oakleaf”).  All inter-company balances and transactions have been eliminated in consolidation.  Certain amounts from prior periods may have been reclassified, when necessary, to conform to current period presentation. Such reclassifications had no impact on net income (loss) or stockholders’ equity.

The Bank completed its conversion from a federally-chartered stock savings bank to a New York State-chartered savings bank effective June 29, 2012. As a result of the conversion the bank will be regulated by New York State’s Department of Financial Services and by the Federal Deposit Insurance Corporation (“FDIC”).

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows at June 30, 2012 and at December 31, 2011:

June 30, 2012 Securities Available for Sale: (In Thousands)	Total	Level 1	Level 2	Level 3
U.S. Government and agency obligations	$25,005	$-	$25,005	$-
Mortgage-backed securities - residential	22,485	-	22,485	-
SBA pools	3,321	-	3,321	-
Total Available for Sale Securities	$50,811	$-	$50,811	$-

December 31, 2011 Securities Available for Sale: (In Thousands)	Total	Level 1	Level 2	Level 3
U.S. Government and agency obligations	$33,852	$-	$33,852	$-
Mortgage-backed securities - residential	31,055	-	31,055	-
SBA pools	3,503	-	3,503	-
Total Available for Sale Securities	$68,410	$-	$68,410	$-

No assets or liabilities have been measured on a non-recurring basis at or for the three and six months ended June 30, 2012 or at or for the year ended December 31, 2011.

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

Note 2--Fair Value Measurement and Disclosure (Continued)

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments at June 30, 2012 and December 31, 2011:

Cash, Due from Banks, and Interest-Earning Demand Deposits

The carrying amounts of these assets approximate their fair values.

Investment Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the banking industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are based on observable market based assumptions (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) are used to support fair values of certain Level 3 investments. The Company had no Level 3 investment securities at June 30, 2012 or at December 31, 2011.

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

Off-Balance Sheet Instruments

The fair values for off-balance sheet financial instruments (lending commitments and lines of credit) are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms and present credit worthiness of the counterparties. Such fees were not material at June 30, 2012 and December 31, 2011.

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011 are as follows:

June 30, 2012
(In Thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$1,194	$1,194	$1,194	$-	$-
Interest-earning demand deposits	7,089	7,089	7,089	-	-
Securities available for sale	50,811	50,811	-	50,811	-
Securities held to maturity	7,113	7,427	-	7,427	-
Investment in FHLB stock	1,400	1,400	-	1,400	-
Loans held for sale	2,307	2,307	-	2,307	-
Loans, net	137,665	146,677	-	-	146,677
Accrued interest receivable	694	694	694	-	-

Financial liabilities:
Deposits	168,443	167,627	79,106	88,521	-
Borrowings	23,623	23,244	-	23,244	-
Accrued interest payable	45	45	45	-	-

December 31, 2011
(In Thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$799	$799
Interest-earning demand deposits	8,238	8,238
Securities available for sale	68,410	68,410
Securities held to maturity	7,230	7,499
Investment in FHLB stock	1,401	1,401
Loans held for sale	1,535	1,535
Loans, net	126,742	136,550
Accrued interest receivable	884	884

Financial liabilities:
Deposits	175,102	174,046
Borrowings	24,178	23,669
Accrued interest payable	59	59

Note 3 - Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses at June 30, 2012 and at December 31, 2011 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
June 30, 2012:
Available for Sale:
U.S. Government and agency obligations	$24,941	$71	$(7)	$25,005
Mortgage-backed securities - residential	22,133	393	(41)	22,485
SBA pools	3,244	77	-	3,321
	$50,318	$541	$(48)	$50,811
Held to Maturity:
Mortgage-backed securities-residential	$4,149	$224	$-	$4,373
State and Municipal securities	2,964	90	-	3,054

	$7,113	$314	$-	$7,427
December 31, 2011:
Available for Sale:
U.S. Government and agency obligations	$33,688	$179	$(15)	$33,852
Mortgage-backed securities - residential	30,578	525	(48)	31,055
SBA pools	3,444	59	-	3,503
	$67,710	$763	$(63)	$68,410
Held to Maturity:
Mortgage-backed securities – residential	$4,260	$160	$-	$4,420
State and Municipal securities	2,970	109	-	3,079

	$7,230	$269	$-	$7,499

Mortgage-backed securities consist of securities that are issued by Fannie Mae (“FNMA”), Freddie Mac (“FHLMC”), Ginnie Mae (“GNMA”), and Federal Farm Credit Bank (“FFCB”) and are collateralized by residential mortgages.

The amortized cost and estimated fair value by contractual maturity of debt securities at June 30, 2012 are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Note 3 – Securities (continued)

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)		(In Thousands)
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	2,001	2,031	1,618	1,644
Due after five years through ten years	6,525	6,533	1,346	1,410
Due after ten years	16,415	16,441	-	-
Mortgage-backed securities – residential	22,133	22,485	4,149	4,373
SBA pools	3,244	3,321	-	-
	$50,318	$50,811	$7,113	$7,427

For the six months ended June 30, 2012 there was a $234,000 gross realized gain on sale of mortgage-backed securities available for sale resulting from proceeds of $10.0 million and a $74,000 gross realized gain on sale of U.S. government agency securities available for sale resulting from proceeds of $886,000. For the six months ended June 30, 2011 there was a $24,000 gross realized gain on sale of mortgage-backed securities available for sale resulting from proceeds of $1.4 million.

No securities were pledged to secure public deposits or for any other purpose required or permitted by law at June 30, 2012 or at December 31, 2011.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
June 30, 2012:
Available for Sale
U.S. Government and agency obligations	$6,031	$6	$511	$1	$6,542	$7
Mortgage-backed securities - residential	5,022	41	-	-	5,022	41
	$11,053	$47	$511	$1	$11,564	$48
December 31, 2011:
Available for Sale
U.S. Government and agency obligations	$6,059	$14	$1,300	$1	$7,359	$15
Mortgage-backed securities - residential	9,474	44	792	4	10,266	48
	$15,533	$58	$2,092	$5	$17,625	$63

Note 3 – Securities (continued)

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issuer (and guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of a security by a rating agency, (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies, and (6) whether the Company intends to sell or more likely than not be required to sell the debt securities.  In the three and six month periods ended June 30, 2012 and 2011, and the year ended December 31, 2011, the Company did not record an other-than-temporary impairment charge.

At June 30, 2012, seven U.S. Government and agency securities and three mortgage-backed securities were in a continuous unrealized loss position for less than twelve months. At June 30, 2012, one U.S. Government agency security was in a continuous unrealized loss position for twelve months or more.  The U.S. Government and agency securities and mortgage-backed securities were issued by U.S. government sponsored agencies. All are paying in accordance with their terms with no deferrals of interest or defaults.  Because the decline in fair value is attributable to changes in interest rates, not credit quality, and because management does not intend to sell and will not be required to sell these securities prior to recovery or maturity, no declines are deemed to be other-than-temporary. There were no state and municipal securities or SBA pools in a continuous loss position for less than or more than twelve months at June 30, 2012 or December 31, 2011.

Note 4 – Loans and The Allowance for Loan Losses

Net loans at June 30, 2012 and December 31, 2011 consist of the following:

	2012	2011
	(In Thousands)
Real estate loans:
Secured by one-to-four-family residential	$124,275	$113,538
Home equity lines of credit	10,256	9,425
Secured by multi-family residential	485	1,333
Construction	417	938
Commercial	2,193	1,489
Other	73	64
Total Loans	137,699	126,787

Net deferred loan origination costs	377	366
Allowance for loan losses	(411)	(411)
Net Loans	$137,665	$126,742

The loan portfolio is segmented into commercial and consumer loans. Commercial loans consist of a commercial real estate class. Consumer loans consist of the following classes: residential real estate secured by one-to-four-family residences, residential real estate secured by multi-family residences, construction, home equity lines of credit, and other loans.

The Company’s primary lending activity is the origination of one-to-four-family residential real estate mortgage loans.  At June 30, 2012, $124.3 million, or 90.2%, of the total loan portfolio consisted of one-to-four-family residential real estate mortgage loans compared to $113.5 million, or 89.5%, of the total loan portfolio at December 31, 2011.  The Company offers fixed-rate and adjustable-rate residential real estate mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $750,000.

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

The Company originates residential, first mortgage loans with the assistance of computer-based underwriting engines licensed from Fannie Mae and/or Freddie Mac. Appraisals of real estate collateral are contracted directly with independent appraisers and not through appraisal management companies. The Company’s appraisal management policy and procedure is in accordance with all rules and best practice guidance from the Company’s primary regulator. Credit scoring, using FICO, is employed in the ultimate judgmental credit decision by the Company’s underwriting staff. The Company does not use third party contract underwriting services. Residential mortgage loans include fixed and variable interest rate loans secured by one-to-four-family homes generally located in Monroe, Ontario, and Wayne counties of New York State. The Company’s ability to be repaid on such loans is closely linked to the economic and real estate market conditions in this region. Underwriting policies generally adhere to Fannie Mae and Freddie Mac guidelines for loan requests of conforming and non-conforming amounts. In deciding whether to originate each residential mortgage, the Company considers the qualifications of the borrower as well as the value of the underlying property.

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

The Company offers home equity lines of credit, which are primarily secured by a second mortgage on one-to-four-family residences. At June 30, 2012, home equity lines of credit totaled $10.3 million, or 7.4%, of total loans receivable compared to $9.4 million, or 7.4%, of total loans receivable at December 31, 2011.

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

Multi-family residential loans generally are secured by rental properties.  Multi-family real estate loans are offered with fixed and adjustable interest rates.  Loans secured by multi-family real estate totaled $485,000, or 0.4%, of the total loan portfolio at June 30, 2012, compared to $1.3 million, or 1.1%, of the total loan portfolio at December 31, 2011.  Multi-family real estate loans are originated for terms of up to 20 years.  Adjustable-rate multi-family real estate loans are tied to the average yield on U.S. Treasury securities, subject to periodic and lifetime limitations on interest rate changes.

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

The Company originates construction loans for the purchase of developed lots and for the construction of single-family residences.  At June 30, 2012, construction loans totaled $417,000, or 0.3%, of total loans receivable compared to $938,000, or 0.7%, at December 31, 2011.  At June 30, 2012, the additional unadvanced portion of these construction loans totaled $522,000 compared to $350,000 at December 31, 2011. Construction loans are offered to individuals for the construction of their personal residences by a qualified builder.

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

Commercial real estate loans are secured by office buildings, mixed use properties, places of worship, and other commercial properties.  At June 30, 2012, $2.2 million, or 1.6%, of our total loan portfolio consisted of commercial real estate loans compared to $1.5 million, or 1.2%, of our total loan portfolio at December 31, 2011.

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

The Company offers a variety of other loans secured by property other than real estate.  At June 30, 2012, these other loans totaled $73,000, or 0.1%, of the total loan portfolio compared to other loans totaling $64,000, or 0.1%, of the total loan portfolio at December 31, 2011. These loans include automobile, passbook, overdraft protection and unsecured loans. Due to the relative immateriality of other loans, the Company’s risk associated with these loans is not considered significant.

Note 4 – Loans and The Allowance for Loan Losses (continued)

The following table sets forth the allowance for loan losses allocated by loan class and the activity in our allowance for loan losses for the three and six months ended June 30, 2012 and 2011. The allowance for loan losses allocated to each class is not necessarily indicative of future losses in any particular class and does not restrict the use of the allowance to absorb losses in other classes.

	Secured by 1-4 family residential	Secured by multi-family residential	Construction	Commercial	Home Equity	Other/ Unallocated	Total
Three months ended June 30, 2012	(In thousands)

Beginning Balance	$287	$4	$1	$21	$48	$43	$404
Charge Offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
Provisions	18	-	1	1	6	(19)	7
Ending Balance (1)	$305	$4	$2	$22	$54	$24	$411

Six months ended June 30, 2011

Beginning Balance	$289	$10	$5	$15	$47	$45	$411
Charge Offs	(15)	-	-	-	-	-	(15)
Recoveries	-	-	-	-	-	-	-
Provisions	31	(6)	(3)	7	7	(21)	15
Ending Balance (1)	$305	$4	$2	$22	$54	$24	$411

Three months ended June 30, 2011

Beginning Balance	$305	$9	$1	$20	$44	$13	$392
Charge Offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
Provisions	(28)	(1)	-	-	1	35	7
Ending Balance (1)	$277	$8	$1	$20	$45	$48	$399

Six months ended June 30, 2011

Beginning Balance	$242	$9	$3	$14	$55	$61	$384
Charge Offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
Provisions	35	(1)	(2)	6	(10)	(13)	15
Ending Balance (1)	$277	$8	$1	$20	$45	$48	$399

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

Note 4 – Loans and The Allowance for Loan Losses (continued)

When the Company classifies assets as pass, a portion of the related general loss allowances is allocated to such assets as deemed prudent.  The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date.  The Company’s determination as to the classification of its assets and the amount of its loss allowances are subject to review by its principal regulators, the New York State Department of Financial Services and the FDIC, which can require that the Company establish additional loss allowances.  The Company regularly reviews its asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

The following table presents the risk category of loans by class at June 30, 2012 and at December 31, 2011:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
At June 30, 2012
One-to-four-family residential	$123,988	$70	$217	-	$124,275
Home equity lines of credit	10,232	-	24	-	10,256
Multi-family residential	485	-	-	-	485
Construction	417	-	-	-	417
Commercial	2,193	-	-	-	2,193
Other loans	73	-	-	-	73
Total	$137,388	$70	$241	-	$137,699

At December 31, 2011
One-to-four-family residential	$113,213	-	$325	-	$113,538
Home equity lines of credit	9,425	-	-	-	9,425
Multi-family residential	1,333	-	-	-	1,333
Construction	938	-	-	-	938
Commercial	1,489	-	-	-	1,489
Other loans	64	-	-	-	64
Total	$126,462	$-	$325	-	$126,787

At and for the three and six months ended June 30, 2012 and the year ended December 31, 2011, respectively, there were no loans considered to be impaired. All loans were collectively evaluated for impairment. At June 30, 2012 and December 31, 2011 the Company had no troubled debt restructurings.

The Company had no nonaccrual loans or foreclosed assets at June 30, 2012, and one nonaccrual loan, classified as one-to-four-family residential for $325,000 and no foreclosed assets at December 31, 2011.  There were no loans that were past due 90 days or more and still accruing interest at June 30, 2012 and December 31, 2011.  Interest on non-accrual loans that would have been earned if loans were accruing interest was immaterial for both 2012 and 2011.

Delinquent Loans. The following table sets forth an analysis of the age of the loan delinquencies by type and by amount past due as of June 30, 2012 and December 31, 2011.

Note 4 – Loans and The Allowance for Loan Losses (continued)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
At June 30, 2012
Real estate loans:
One-to-four-family residential	$193	$152	$-	$345	$123,930	$124,275
Home equity lines of credit	48	24	-	72	10,184	10,256
Multi-family residential	-	-	-	-	485	485
Construction	-	-	-	-	417	417
Commercial	-	-	-	-	2,193	2,193
Other loans	-	-	-	-	73	73
Total	$241	$176	$-	$417	$137,282	$137,699

At December 31, 2011
Real estate loans:
One-to-four-family residential	$-	$-	$325	$325	$113,213	$113,538
Home equity lines of credit	-	-	-	-	9,425	9,425
Multi-family residential	-	-	-	-	1,333	1,333
Construction	-	-	-	-	938	938
Commercial	-	-	-	-	1,489	1,489
Other loans	-	-	-	-	64	64
Total	$-	$-	$325	$325	$126,462	$126,787

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

No impairment charges were recorded related to the FHLB stock for the three and six month periods ended June 30, 2012 and 2011.

Note 6 – Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. The Company has not granted any restricted stock awards or stock options and had no potentially dilutive common stock equivalents.  Unallocated common shares held by the Employee Stock Ownership Program (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings (loss) per common share until they are committed to be released. The weighted average common shares outstanding were 1,734,270 for the three months ended June 30, 2012, 1,733,833 for the six months ended June 30, 2012, 1,730,772 for the three months ended June 30, 2011, and 1,730,337 for the six months ended June 30, 2011.

Note 7 - Recent Accounting Pronouncements

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout Management’s Discussion and Analysis (“MD&A”), the term “the Company” refers to the consolidated entity of FSB Community Bankshares, Inc., Fairport Savings Bank, and Oakleaf Services Corporation, a wholly owned subsidiary of Fairport Savings Bank.  At June 30, 2012, FSB Community Bankshares, MHC the Company’s mutual holding company parent, held 946,050 shares, or 53.0%, of the Company’s common stock, engaged in no significant activities, and was not included in the consolidated financial statements or MD&A.

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

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Total Assets.  Total assets decreased by $7.0 million, or 3.1%, to $216.3 million at June 30, 2012 from $223.3 million at December 31, 2011.  The decrease in total assets primarily reflects decreases in securities available for sale, cash and cash equivalents, premises and equipment, and accrued interest receivable, partially offset by increases in net loans receivable, and loans held for sale.

Total securities decreased by $17.7 million, or 23.4%, to $57.9 million at June 30, 2012 from $75.6 million at December 31, 2011. The decrease in securities was a result of a $17.6 million, or 25.7%, decrease in securities classified as available for sale to $50.8 million at June 30, 2012 from $68.4 million at December 31, 2011 and a $117,000, or 1.6%, decrease in securities classified as held to maturity to $7.1 million at June 30, 2012 from $7.2 million at December 31, 2011.  The $17.6 million decrease in securities classified as available for sale was attributable to maturities and calls of $25.8 million of U.S. government agency securities, $9.5 million in sales of available for sale mortgage backed securities,  a $750,000 sale of U.S. government and agency obligations, $5.2 million in amortization and principal repayments received, and a $207,000 decrease in the fair value of securities classified as available for sale, partially offset by purchases of $18.1 million of U.S. government agency securities and $5.8 million of mortgage-backed securities. Securities classified as held to maturity decreased $117,000 as a result of principal repayments and amortization.  All securities purchased in 2012 have been classified as available for sale to provide a portfolio of marketable securities for liquidity as an alternative to borrowings. The Company has reviewed its investment securities portfolio for the three months and six months ended June 30, 2012, and has determined that no other-than-temporary impairment exists in the portfolio at June 30, 2012.

Cash and cash equivalents, primarily interest-earning deposits at the Federal Reserve Bank of New York and Federal Home Loan Bank of New York, decreased by $754,000, or 8.3%, to $8.3 million at June 30, 2012 from $9.0 million at December 31, 2011.  The Company continues to maintain a strong liquidity position, retaining excess cash and cash equivalent balances that will allow the Company to capitalize on investment and lending opportunities that may arise in future periods.

Loans held for sale increased $772,000, or 50.3%, to $2.3 million at June 30, 2012 from $1.5 million at December 31, 2011. Loans held for sale at June 30, 2012 are comprised of fixed rate one-to-four-family conventional mortgage loans and FHA mortgage loans originated and closed by the Company in the second quarter of 2012 that have been committed for sale in the secondary market and will be delivered and sold in the third quarter of 2012.

Premises and equipment decreased by $224,000, or 6.1%, to $3.4 million at June 30, 2012 from $3.7 million at December 31, 2011. The decrease was mainly due to the monthly depreciation of furniture and fixtures, office equipment, computer hardware, and building and leasehold improvements. Premises and equipment are recorded at cost and are generally depreciated by the straight-line method over the estimated useful lives of the assets. Furniture and equipment are generally depreciated over a useful life of three to seven years, and leasehold improvements over the shorter of the useful life or the term of the lease.

Accrued interest receivable decreased $190,000, or 21.5%, to $694,000 at June 30, 2012 from $884,000 at December 31, 2011.  The decrease was due primarily to a lower balance and lower yield in total securities at June 30, 2012 compared to December 31, 2011.

Net loans receivable increased $10.9 million, or 8.6%, to $137.7 million at June 30, 2012 from $126.7 million at December 31, 2011. The Company originated $38.3 million of residential mortgage loans, sold $10.5 million in the secondary market and brokered $1.5 million of USDA/Rural Housing and VA mortgage loans as a balance sheet management strategy during 2012 to reduce interest rate risk in a potentially rising interest rate environment.  The Company sold these loans at a gain of $355,000 which was recorded in other income in the first six months of 2012.  At June 30, 2012 the Company serviced $20.1 million in mortgage loans sold.

The credit quality of the Company’s loan portfolio remains strong.  The Company ended the first six months of 2012 with no non-performing loans compared to $325,000 in non-performing loans comprised of one residential property at December 31, 2011. We recorded a $15,000 provision for loan losses for the six months ended June 30, 2012 and June 30, 2011. The allowance for loan losses was $411,000, or 0.29% of loans outstanding, at June 30, 2012 compared to $411,000, or 0.32% of loans outstanding, at December 31, 2011. In the first quarter of 2012, we charged off $15,000 to the allowance for loan losses on the sale of a recently foreclosed real estate owned residential property. Management has evaluated the Company’s allowance for loan losses and believes it is adequate at June 30, 2012 based on the quality of the current loan portfolio. At June 30, 2012 and December 31, 2011, the Company had no loans that are considered to be troubled debt restructurings.  Management continues to actively monitor the performance of the loan portfolio during these difficult economic times. Credit quality continues to be the highest priority when underwriting loans. Subjective judgments about a borrower’s ability to repay and the value of any underlying collateral are made prior to approving a loan. We believe our stringent underwriting standards have directly resulted in our significantly low level of non-accruing loans.

Liabilities. Total deposits decreased by $6.7 million, or 3.8%, to $168.4 million at June 30, 2012 from $175.1 million at December 31, 2011. Core deposits including non-interest-bearing checking, NOW, savings, and MMA accounts increased by $454,000, and certificates of deposits, including individual retirement accounts (IRA), decreased by $7.1 million for the first six months of 2012 as the result of management’s prudent pricing of lower rates for non-relationship customers in the continued low interest rate environment.

Borrowings, consisting of Federal Home Loan Bank (“FHLB”) advances, decreased by $555,000, or 2.3%, to $23.6 million at June 30, 2012 from $24.2 million at December 31, 2011. The decrease of $555,000 in the first six months of 2012 included $7.2 million in maturities and $3.0 million in prepayments of FHLB fixed rate borrowings, partially offset by $9.5 million in new FHLB fixed rate borrowings, and $100,000 in amortization of deferred premium expense.

Stockholders’ Equity. Total stockholders’ equity decreased by $226,000, or 1.1%, to $20.6 million at June 30, 2012 from $20.8 million at December 31, 2011.  There was a decrease of $137,000 in accumulated other comprehensive income, and a net loss of $102,000, partially offset by a $13,000 increase in committed ESOP shares.  At June 30, 2012 the Bank was considered well capitalized, which is the highest standard of capital rating as defined by the Bank’s regulators.

Non-Performing Assets.  At June 30, 2012 the Company had no loans classified as non-performing compared to one loan classified as non-performing for $325,000 at December 31, 2011 that was foreclosed and sold during the first three months of 2012.  At June 30, 2012 and December 31, 2011 the Company had no foreclosed assets. At June 30, 2012, management has evaluated the Company’s loan loss reserve and believes it is adequate based on the quality of the current loan portfolio.  At June 30, 2012, there were no other assets that are not disclosed as classified or special mention in note 4 of the accompanying consolidated financial statements, where known information about possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in impairment or disclosure of such loans in the future.

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

	For the Three months Ended June 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Interest-earning assets:
Loans	$134,776	$1,602	4.75%	$116,447	$1,520	5.22%
Securities - taxable	33,969	156	1.84	41,305	243	2.35
Mortgage-backed securities	28,752	114	1.59	36,398	215	2.36
Securities - tax exempt (1)	2,966	21	2.83	2,472	18	2.91
Other	5,103	1	0.08	6,276	2	0.13
Total interest-earning assets	205,566	1,894	3.69%	202,898	1,998	3.94%
Non-interest-earning assets	9,827			8,257
Total assets	$215,393			$211,155

Interest-bearing liabilities:

NOW accounts	$15,113	9	0.24%	$11,711	10	0.34%
Passbook savings	35,057	40	0.46	24,405	19	0.31
Money market savings Individual retirement accounts	23,139	20	0.35	27,018	33	0.49
	16,403	70	1.71	18,646	105	2.25
Certificates of deposit	74,542	238	1.28	75,826	294	1.55
Borrowings	22,332	180	3.22	26,238	224	3.41
Total interest-bearing liabilities	186,586	557	1.19%	183,844	685	1.49%
Non-interest-bearing liabilities:
Demand deposits	4,921			4,049
Other	3,252			2,788
Total liabilities	194,759			190,681
Stockholders’ equity	20,634			20,474
Total liabilities and stockholders’ equity	$215,393			$211,155

Net interest income		$1,337			$1,313
Interest rate spread (2)			2.50%			2.45%
Net interest-earning assets (3)	$18,980			$19,054
Net interest margin (4)		2.60%			2.59%
Average interest-earning assets to average interest-bearing liabilities	110%			110%

	For the Six Months Ended June 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Interest-earning assets:
Loans	$132,041	$3,182	4.82%	$116,238	$3,044	5.24%
Securities - taxable	35,195	330	1.88	44,260	507	2.29
Mortgage-backed securities	31,317	306	1.95	34,071	455	2.67
Securities - tax exempt (1)	2,967	44	2.97	2,368	37	3.13
Other	6,013	3	0.10	6,043	4	0.13
Total interest-earning assets	207,533	3,865	3.72%	202,980	4,047	3.99%
Non-interest-earning assets	9,978			8,522
Total assets	$217,511			$211,502

Interest-bearing liabilities:

NOW accounts	$13,950	20	0.29%	$11,622	22	0.38%
Passbook savings	35,313	99	0.56	24,674	47	0.38
Money market savings Individual retirement accounts	23,664	41	0.35	27,300	82	0.60
	16,750	150	1.79	18,477	214	2.32
Certificates of deposit	76,507	514	1.34	76,276	601	1.58
Borrowings	22,945	390	3.40	26,270	453	3.45
Total interest-bearing liabilities	189,129	1,214	1.28%	184,619	1,419	1.54%
Non-interest-bearing liabilities:
Demand deposits	4,656			3,921
Other	2,955			2,519
Total liabilities	196,740			191,059
Stockholders’ equity	20,771			20,443
Total liabilities and stockholders’ equity	$217,511			$211,502

Net interest income		$2,651			$2,628
Interest rate spread (2)			2.44%			2.45%
Net interest-earning assets (3)	$18,404			$18,361
Net interest margin (4)		2.55%			2.59%
Average interest-earning assets to average interest-bearing liabilities	110%			110%

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 34 percent federal tax rate.

(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and June 30, 2011

           General. The Company had net income of $11,000 for the quarter ended June 30, 2012 compared to net income of $16,000 for the quarter ended June 30, 2011.  Net income per share was $0.01 for both the quarter ended June 30, 2012 and quarter ended June 30, 2011. The Company’s net interest margin for the quarters ended June 30, 2012 increased 1 basis point to 2.60% from 2.59% for the quarter ended June 30, 2011, due to the decrease in our cost of interest-bearing liabilities of 30 basis points from 1.49% to 1.19%, which was partially offset by a decrease in the yield earned on our interest-earning assets of 25 basis points from 3.94% to 3.69%.

The $5,000 decrease in net income for the second quarter of 2012 compared to the second quarter of 2011 resulted from a $312,000 increase in other expense and a $2,000 decrease in income tax benefit, partially offset by a $286,000 increase in other income and a $23,000 increase in net interest income. The increase in other expense was primarily attributable to increases in expenses related to the Perinton branch that was opened in October 2011, and increased mortgage commissions and mortgage fees and taxes with additional mortgage production in 2012, partially offset by a decrease in FDIC premium expense in 2012 compared with 2011 that resulted from changes made by the FDIC, reflecting a lower rate in the Company’s deposit insurance assessment. The increase in other income in the second quarter of 2012 compared to the second quarter of 2011 was mainly due to increases in realized gain on sale of securities, realized gain on sale of loans, and mortgage fee income. The increase in net interest income is reflective of the Company’s ability to reduce its deposit and borrowing costs in a low interest rate environment, partly offset by a decrease in interest income on interest-earning assets.

Interest and Dividend Income.  Interest and dividend income decreased by $105,000 or 5.3%, to $1.9 million for the three months ended June 30, 2012 from $2.0 million for the three months ended June 30, 2011.  The $105,000 decrease in interest and dividend income resulted from a $101,000 or 47.0%, decrease in interest income from mortgage-backed securities, an $87,000 or 35.8%, decrease in taxable securities, and a $1,000, or 50.0%, decrease in interest income from other sources, mainly interest-earning deposits at the Federal Reserve Bank of New York and Federal Home Loan Bank of New York, partially offset by an $82,000, or 5.4%, increase in interest income from loans, and a $2,000 or 16.7%, increase in interest income from tax exempt securities. Average interest-earning assets increased by $2.7 million, or 1.3%, to $205.6 million for the three months ended June 30, 2012 from $202.9 million for the three months ended June 30, 2011.  The yield on interest-earning assets decreased by 25 basis points to 3.69% for the three months ended June 30, 2012 compared to 3.94% for the three months ended June 30, 2011. The overall decrease in interest and dividend income resulted from a decrease in yield on all interest-earning asset categories, despite a volume increase in higher yielding interest-earning assets, primarily loans, for the three months ended June 30, 2012.

Interest Expense.  Interest expense decreased $128,000, or 18.7%, to $557,000 for the three months ended June 30, 2012 from $685,000 for the three months ended June 30, 2011. The decrease in interest expense resulted primarily from significantly lower average rates paid on deposits and borrowings and lower average balances on borrowings and higher cost deposit products, mainly certificates of deposit  and IRAs, in the continuing low interest rate environment.  The average balance of interest-bearing liabilities increased $2.7 million, or 1.5%, to $186.6 million for the three months ended June 30, 2012 compared to $183.8 million for the three months ended June 30, 2011.  The average cost of interest-bearing liabilities decreased by 30 basis points to 1.19% for the three months ended June 30, 2012 from 1.49% for the three months ended June 30, 2011.  The average cost of deposit accounts decreased by 25 basis points to 0.92% for the three months ended June 30, 2012 compared to 1.17% for the three months ended June 30, 2011. The average cost of borrowings decreased by 19 basis points to 3.22% for the three months ended June 30, 2012 compared to 3.41% for the three months ended June 30, 2011. The average balance of borrowings decreased $3.9 million, or 14.9%, to $22.3 million for the three months ended June 30, 2012 compared to $26.2 million for the three months ended June 30, 2011.  The decrease in interest expense reflects the Company’s management of lower deposit and borrowing costs in a historically low interest rate environment.  The Company has continued to respond to the lower interest rate environment allowing for downward deposit re-pricing of all deposits accounts and borrowings decreasing our overall cost of funds.

At June 30, 2012, the Company had $13.1 million of certificates of deposit, including IRAs that will mature during the third quarter of 2012, with a weighted average cost of 1.38%. Based on current market rates, if these funds remain with the Company with similar maturities, the rates paid on these deposits will decrease.

Net Interest Income. Net interest income increased $23,000, or 1.8%, to $1.3 million for the three months ended June 30, 2012 from $1.3 million for the three months ended June 30, 2011.  The increase in net interest income was due primarily to a lower average cost of deposits and borrowings and a higher average balance in higher yielding assets, primarily loans, partially offset by a decrease in yield on all interest-earning assets. The Company’s net interest margin increased 1 basis point to 2.60% for the three months ended June 30, 2012 from 2.59% for the three months ended June 30, 2011.

Provision for Loan Losses.  Based on management’s evaluation of the factors that determine the level of the allowance for loan losses we recorded $7,000 in provision for loan losses for the three month periods ended June 30, 2012 and June 30, 2011.  The allowance for loan losses was $411,000, or 0.29% of loans outstanding, at June 30, 2012 compared to $399,000, or 0.34% of loans outstanding, at June 30, 2011. We ended the quarter with no non-accrual loans at June 30, 2012 compared to $325,000 in non-accrual loans at June 30, 2011.  We recorded no charge offs in the second quarter of 2012 and 2011.  We had no foreclosed real estate at June 30, 2012 or at June 30, 2011.

Other Income.  Total other income increased $286,000, or 108.8%, to $549,000 for the three months ended June 30, 2012 compared to $263,000 for the three months ended June 30, 2011. In the three months ended June 30, 2012 compared to the three months ended June 30, 2011, there was a $149,000 increase in realized gain on sale of loans, a $114,000 increase in mortgage fee income, an $18,000 increase in realized gain on sale of securities, a $6,000 increase in deposit service fees, a $1,000 increase in miscellaneous other income, and a $2,000 increase in commissions from Oakleaf Services insurance/annuity and security sales, partially offset by a $4,000 decrease in bank owned life insurance income.

Other Expense.  Total other expense increased $312,000, or 20.0%, to $1.9 million for the three months ended June 30, 2012 compared to $1.6 million for the three months ended June 30, 2011. The increase in other expense was primarily attributable to increases in expenses related to the Perinton branch that was opened in October 2011, and increased mortgage commissions and mortgage fees and taxes with additional mortgage production in 2012, partially offset by a decrease in FDIC premium expense in 2012 compared with 2011 that resulted from changes made by the FDIC, reflecting a lower rate in the Company’s deposit insurance assessment. The $312,000 increase included a $168,000 increase in salaries and employee benefits, an $81,000 increase in mortgage fees and taxes, a $44,000 increase in equipment expense, a $38,000 increase in miscellaneous other expenses, a $34,000 increase in occupancy expense, a $10,000 increase in data processing costs, and a $2,000 increase in advertising expense,  partially offset by a $36,000 decrease in FDIC insurance premium expense, a $14,000 decrease in audit and taxes, a $9,000 decrease in electronic banking, and  a $6,000 decrease in directors fees.

Income Tax Expense.  We had pre-tax income of $2,000 for the three months ended June 30, 2012 compared to pre-tax income of $5,000 for the three months ended June 30, 2011, and had a $9,000 tax benefit for the three months ended June 30, 2012, compared to a $11,000 tax benefit for the three months ended June 30, 2011, a decrease in tax benefit of $2,000.  The effective tax rate was (450.00)% for the three months ended June 30, 2012 compared to (220.00)% for the three months ended June 30, 2011.  The high effective tax rate in the quarters ended June 30, 2012 and June 30, 2011 were mainly due to the fact that the increase in the cash surrender value of our bank owned life insurance and municipal bond interest income exceeded pre-tax income.  The New York State franchise tax recorded on taxable assets for the quarters ended June 30, 2012 and 2011 exceeded the mortgage tax generated in each of these periods.

Comparison of Operating Results for the Six Months Ended June 30, 2012 and June 30, 2011

General.  We had a net loss of $102,000 for the six months ended June 30, 2012 compared to a net loss of $30,000 for the six months ended June 30, 2011.  The $72,000 increase in net loss for the first six months of 2012 compared to the first six months of 2011 was attributable to an increase in other expense of $809,000, partially offset by an increase in other income of $690,000, an increase in net interest income of $21,000, and an increase in income tax benefit of $26,000. The $809,000 increase in other expense was primarily due to increases in salaries and employee benefits, occupancy, equipment, and miscellaneous other expenses related to the Perinton branch that was opened in October 2011, increased commissions and mortgage fees and taxes with additional mortgage production in 2012, an FHLB prepayment penalty paid to eliminate the interest cost on higher rate FHLB advances in future periods, and additional advertising expenses related to the current deposit checking promotion.  The $690,000 increase in other income was mainly due to increases in realized gain on sale of loans, realized gain on sale of securities, mortgage fee income, and fee income related to Oakleaf revenue, partly offset by a decrease in bank owned life insurance income.  The $21,000 increase in net interest income was primarily due to a volume increase in higher interest yielding assets and the Company’s ability to reduce the cost of interest-bearing liabilities in a low interest rate environment. The $26,000 increase in income tax benefit (reduction in expense) resulted from the increase in cash surrender value of our bank owned life insurance and municipal bond interest income which are tax exempt for Federal income tax purposes.

Interest and Dividend Income.  Interest and dividend income decreased by $184,000, or 4.6%, to $3.8 million for the six months ended June 30, 2012 from $4.0 million for the six months ended June 30, 2011.  The decrease in interest and dividend income resulted primarily from a $177,000, or 34.9%, decrease in interest income from taxable securities, a $149,000, or 32.7%, decrease in interest income from mortgage-backed securities, and a $1,000, or 25.0%, decrease in interest income from other sources, mainly interest-earning deposits at the Federal Reserve Bank and Federal Home Loan Bank,  partially offset by a $138,000, or 4.5%, increase in interest income from loans and a $5,000, or 20.8%, increase in interest income from tax exempt securities.  Average interest-earning assets increased by $4.6 million, or 2.2%, to $207.5 million for the six months ended June 30, 2012 from $203.0 million for the six months ended June 30, 2011.  The yield on interest-earning assets decreased by 27 basis points to 3.72% for the six months ended June 30, 2012 compared to 3.99% for the six months ended June 30, 2011, reflecting decreases in interest yields all interest-earning asset categories.

Interest Expense.  Interest expense decreased $205,000, or 14.4%, to $1.2 million for the six months ended June 30, 2012 from $1.4 million for the six months ended June 30, 2011.  The decrease in interest expense on interest-bearing liabilities resulted from lower average rates paid on deposits and borrowings, despite an increase in the aggregate average balance. Average balances in interest-bearing liabilities increased $4.5 million, or 2.4%, to $189.1 million for the six months ended June 30, 2012 compared to $184.6 million for the six months ended June 30, 2011.  The average cost of interest-bearing liabilities decreased by 26 basis points to 1.28% for the six months ended June 30, 2012 from 1.54% for the six months ended June 30, 2011.  The average cost of deposit accounts decreased by 23 basis points to 0.99% for the six months ended June 30, 2012 compared to 1.22% for the six months ended June 30, 2011. The average cost of borrowings decreased by 5 basis points to 3.40% for the six months ended June 30, 2012 compared to 3.45% for the six months ended June 30, 2011.  The decrease in interest expense reflects a significantly lower cost of funds in total deposits and borrowings in a lower interest rate environment.

Net Interest Income. Net interest income increased $21,000, or 0.8%, to $2.6 million for the six months ended June 30, 2012 from $2.6 million for the six months ended June 30, 2011.  The increase in net interest income was  primarily due to a volume increase in higher interest yielding assets, primarily mortgages, as well as the cost decrease of interest bearing liabilities for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Our net interest margin decreased by 4 basis points to 2.55% for the six months ended June 30, 2012 from 2.59% for the six months ended June 30, 2011.  The decrease in net interest margin was attributable to the decrease in yield on  interest-earning assets of 27 basis  points, partially offset by a decrease in cost of interest-bearing liabilities of 26 basis points for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Provision for Loan Losses.  Based on management’s evaluation of the factors that determine the level of the allowance for loan losses, we recorded a $15,000 provision for loan losses for both six month periods ended June 30, 2012 and June 30, 2011.  In the first six months of 2012, we charged off $15,000 to the allowance for loan losses on the sale of a recently foreclosed real estate owned residential property compared to no charge-offs recorded in the first six months of 2011.  The allowance for loan losses at June 30, 2012 was $411,000 or 0.29% of total loans, compared to $399,000 or 0.34% of total loans at June 30, 2011. We ended the first  six month with no non-accrual loans at June 30, 2012 compared to one  non-accrual loan for $325,000 at June 30, 2011. We had no foreclosed real estate at June 30, 2012 or 2011.

Other Income.  Other income increased $690,000, or 146.5%, to $1.2 million for the six months ended June 30, 2012 compared to $471,000 for the six months ended June 30, 2011.  The $690,000 increase was due to a $230,000 increase in gain on sale of mortgage loans in the secondary market,  a $284,000 increase in realized gain on sale of securities, a $145,000 increase in mortgage fee income, a $24,000 increase in commissions from Oakleaf Services insurance/annuity and security sales, a $9,000 increase in deposit service fees, and a $4,000 increase in other miscellaneous income,  partially offset by a $6,000 decrease in bank owned life insurance income.

Other Expenses.  Other expenses increased $809,000, or 25.6%, to $4.0 million for the six months ended June 30, 2012 compared to $3.2 million for the six months ended June 30, 2011.  The $809,000 increase resulted from a $294,000 increase in salaries and employee benefits, a $268,000 FHLB prepayment penalty, a $95,000 increase in mortgage fees and taxes, a $77,000 increase in occupancy expense, a $23,000 increase in advertising, a $70,000 increase in equipment expense, $92,000 increase in other expenses, and a $4,000 increase in data processing costs, partially offset by a $68,000 decrease in FDIC insurance premium expense, a $6,000 decrease in directors fees, a $20,000 decrease in electronic banking, and a $20,000 decrease in audit and taxes.

Income Taxes.  The Company had a  pre-tax loss of $182,000 for the six months ended June 30, 2012 compared to a pre-tax loss of $84,000 for the six months ended June 30, 2011, and had an $80,000 tax benefit for the six months ended June 30, 2012, compared to a $54,000 tax benefit for the six months ended June 30, 2011, a change of $26,000.  The effective tax benefit rate was (44.0)% for the six months ended June 30, 2012 compared to (64.3)% for the six months ended June 30, 2011.  The high tax rates for the six month periods ended June 30, 2012 and June 30, 2011 were primarily due to the relative balance of cash surrender value of the bank owned life insurance and municipal bond interest income, which are tax exempt, when compared to loss before income taxes.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature.  Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, maturities and principal repayments of securities, and loan sales.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our asset/liability management committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We seek to maintain a liquidity ratio of 20.0% or greater.  At June 30, 2012 our liquidity ratio was 51.9%. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2012.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2012, cash and cash equivalents totaled $8.3 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2012, we had $7.3 million in loan commitments outstanding.  In addition to commitments to originate loans, we had $9.7 million in unused lines of credit to borrowers. Certificates of deposit, including IRAs comprised solely of certificates of deposits, due within one year of June 30, 2012 totaled $49.6 million, or 55.4% of our certificates of deposit and 29.5% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds including loan sales, other deposit products, including certificates of deposit, and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2013. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is, and will continue to be, originating loans. During the six months ended June 30, 2012, we originated $38.3 million of loans.

Financing activities consist primarily of activity in deposit accounts and FHLB borrowings.  We experienced a net decrease in total deposits of $6.7 million for the six months ended June 30, 2012.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of New York, which provides an additional source of funds.  FHLB borrowings decreased by $555,000 to $23.6 million for the six months ended June 30, 2012 compared to a net decrease of $1.5 million to $25.2 million for the six months ended June 30, 2011.  Historically, FHLB borrowings have primarily been used to fund loan demand and expand the investment portfolio.  At June 30, 2012, we had the ability to borrow approximately $95.5 million from the Federal Home Loan Bank, of which $23.9 million had been advanced, gross of premium.

The Company also has a repurchase agreement with a third party broker providing an additional $10.0 million in liquidity.  Funds obtained under the repurchase agreement are secured by the Company’s U.S. Government and agency obligations.  There were no advances outstanding under the repurchase agreement at June 30, 2012 or at December 31, 2011.

Fairport Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2012, Fairport Savings Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

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

At June 30, 2012 and 2011, we had $7.3 million and $5.7 million, respectively, of commitments to grant loans, and $9.7 million and $8.8 million, respectively, of unfunded commitments under lines of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable since the Company is a smaller reporting company.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2012.

There were no significant changes made in the Company’s internal control over financial reporting or in other factors that could significantly affect the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FSB COMMUNITY BANKSHARES, INC.

Date:	August 14, 2012	/s/ Dana C. Gavenda
Dana C. Gavenda
President and Chief Executive Officer

Date:	August 14, 2012	/s/ Kevin D. Maroney
Kevin D. Maroney
Executive Vice President and Chief Financial Officer